Form 10-K
period 2021-12-31
Jackson Acquisition Co
filed 2022-03-28
CIK 1852495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number 001-41128

Jackson Acquisition Company
(Exact name of registrant as specified in its charter)

Delaware	86-2494888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2655 Northwinds Parkway Alpharetta, GA	30009 (Zip Code)
(Address of principal executive offices)

(678) 690-1079
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable warrant	RJAC.U	The New York Stock Exchange

Class A Common Stock, par value $0.0001 per share	RJAC	The New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	RJAC.WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0, because the registrant had no securities that were outstanding or publicly traded and held by non-affiliates of the registrant at that time. The registrant’s units commenced public trading on the New York Stock Exchange on December 9, 2021, and its Class A Common Stock and warrants commenced separate public trading on the New York Stock Market on January 31, 2022.

As of March 21, 2022, there were 7,501,109 Units, 14,748,891 shares of Class A Common Stock, and 5,562,500 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K, or Annual Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses and our target industries;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ liquidity and trading;

•	the market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Annual Report.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report.

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.

•
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	Unlike many other blank check companies, we may extend the time to complete a business combination by three months without a stockholder vote or your ability to redeem your shares.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

•
We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•
We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact the results of operations and financial condition of the post-combination business.

•	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

•
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

•
Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

•
The New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the outstanding shares of our Class A Common Stock, you will lose your ability to redeem all such shares in excess of 15% of the outstanding shares of our Class A Common Stock.

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

PART I

References in this report to “we,” “us,” “our,” “company” or “our company” are to Jackson Acquisition Company, to “management” or our “management team” are to our directors and officers; and to the “sponsor” are to RJ Healthcare SPAC, LLC, a Delaware limited liability company. References to “founder shares” are to shares of our Class B Common Stock, par value $0.0001 per share, initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A Common Stock issued upon the conversion thereof as provided herein, and references to “initial stockholders” are to holders of our founder shares prior to our initial public offering. References to “extension option” are to the option of the sponsor, upon deposit of the extension fee into the trust account, to cause us to extend the period of time to consummate our initial business combination by three months, until September 13, 2023.

ITEM 1.	BUSINESS

Overview

We are a blank check company incorporated on March 5, 2021, as a Delaware corporation whose business purpose is to effect a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We intend to capitalize on the ability of our management team and our board of directors (the “Board of Directors”) to identify, acquire and operate businesses across a range of sectors that may provide opportunities for attractive long-term risk-adjusted returns.

On December 13, 2021, we completed our initial public offering (the “IPO”) of 20,000,000 units (the “Units”), each Unit consisting of one share of Class A Common Stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we completed the private sale of 9,560,000 warrants (the “Private Placement Warrants”) to the Company’s sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,560,000. A total of $203,000,000, comprised of proceeds from the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On January 6, 2022, BofA Securities Inc., the underwriter in the IPO, partially exercised its option to purchase additional Units to cover over-allotments, if any, and purchased an additional 2,250,000 Units, generating gross proceeds of $22,500,000.  As a result of the underwriter’s partial exercise of the over-allotment option, on January 6, 2022, our sponsor surrendered to us for cancellation 187,500 shares of our Class B Common Stock. Simultaneously with the closing of the over-allotment option, we consummated the private placement (the “Additional Private Placement” and, together with the Private Placement, the “Private Placements”) of an additional 787,500 Private Placement Warrants to our sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $787,500. On January 6, 2022, a total of $22,837,500 of the net proceeds from the closing of the over-allotment option and the Additional Private Placement were deposited into the Trust Account, resulting in a total deposit of $225,837,500 in the Trust Account since the Trust Account was established.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100,000 interest to pay dissolution expenses and which interest shall be net of taxes payable), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A Common Stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option), or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option), subject to applicable law. The proceeds held in the Trust Account may only be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

While we may pursue an acquisition opportunity in any business industry or sector, given the operational experience of our management team in the healthcare services sector, we believe we are well-positioned to capitalize on key trends and opportunities in the post-COVID-19 world of healthcare. Members of our management team and Board of Directors have extensive experience in the space, including acting as the Centers for Medicare and Medicaid Services, or CMS, Administrator under President Obama and CEO of one of the largest healthcare staffing firms in the U.S. (based on 2019 revenue). Several of them have served on the boards of influential and innovative healthcare companies, such as Innovage Holding Corp., Tenet Healthcare Corporation (NYSE: THC) and Select Medical Holdings Corporation, and our Chairman has a deep understanding of government funding of healthcare from his time as Governor of Florida. We intend to acquire and manage a business or businesses in the healthcare services industry that can benefit from our differentiated and extensive relationships, strength of the Jackson brand name in the healthcare services space and national network.

The healthcare services industry represents a large and growing market with strong secular tailwinds and a broad range of potential business combination targets. According to CMS, total U.S. healthcare expenditures reached approximately $3.8 trillion in 2019, up from approximately $2.8 trillion in 2012. CMS has projected that these expenditures will grow at an average annual rate of approximately 5.4% from 2019 through 2028 and reach approximately $6.2 trillion in 2028, and has estimated that total U.S. healthcare spending will constitute approximately 20% of projected U.S. gross domestic product in 2028. We believe that the healthcare services industry will continue to grow significantly due to, among other things, the increased use of innovative technologies designed to improve patient outcomes, drive efficiency in the industry and permit healthcare companies to better control costs while improving access and overall quality of healthcare.

We believe that, in recent years, private healthcare services companies have not had easy access to the U.S. initial public offering (“IPO”) markets. Due to this limited access, we believe that private healthcare services companies have had to rely to a significant extent upon private financing from investors and bank financing to fund their businesses. Moreover, the traditional IPO process is relatively lengthy, requires the commitment of significant time and resources, and is subject to the risk that the transaction may not be completed at a favorable offering price, or at all. By contrast, management and owners of healthcare services companies may consider that the sale of their business or other business combination involves a more efficient process and offers greater certainty of outcome than an IPO. We believe a special purpose acquisition company such as ours is well positioned to provide the benefit of a public listing to such companies.

In light of these market conditions, we intend to primarily focus our target sourcing efforts on private healthcare services companies that we believe would benefit from a public listing and that are not otherwise gaining access to public capital. Furthermore, we believe that our management team is positioned to drive ongoing value creation in a post-combination business, as our team has done with other investments in the healthcare services sectors over time. We believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders.

Industry Opportunity

While we may acquire a business in any industry and geographic area, we focus on industries that complement our management team’s background and capitalize on their ability to identify and acquire a business specializing in healthcare services, healthcare technology or otherwise focused on the healthcare industry in the United States. Given our team’s extensive experience in the healthcare services sector, we believe that we are well-positioned to capitalize on the key trends and opportunities in the post-COVID-19 world of healthcare. We believe the healthcare services industry is uniquely attractive for a number of reasons:

•
Large and Growing Market Opportunity. We believe that the healthcare services industry represents a significant market opportunity. According to CMS, total U.S. healthcare expenditures reached approximately $3.8 trillion in 2019, and CMS has estimated that total U.S. healthcare spending will constitute approximately 20% of projected U.S. gross domestic product in 2028. We believe the current trajectories of healthcare spending will encourage the development of new technologies and present valuable opportunities for growth in the healthcare space.

•
Shift from Volume-Based care to Value-Based Care. In traditional volume-based care, or fee-for-service, healthcare providers are reimbursed for the number of services ordered. In these models, neither quality of care nor necessity of individual services (tests, procedures, etc.) are emphasized. The recent shift to performance-based care, or a more holistic approach to treatment, is intended to enhance cost efficiency while holding providers accountable for the quality of services they offer through risk-sharing models. This change is expected to significantly alter the dynamics of the U.S. healthcare system and to create opportunities for businesses to enter the healthcare space and make a difference in patient care.

•
Accelerating Shift of Care to Lower Cost Settings. There has been a significant shift toward alternative sites and consumer convenience in recent years. We expect to continue to see an increased volume mix to outpatient care, particularly in lower-cost sites outside of the hospital as consumers gravitate to retail-friendly models and lower out-of-pocket costs.

•
Macro Trends. Total U.S. healthcare expenditures are projected to grow at an average annual rate of approximately 5.4% from 2019 through 2028, according to CMS. Explanatory factors for this projected growth include an aging population, increasing prevalence of chronic diseases and improved access to healthcare products and services. This projected growth trajectory has put significant pressure on payors, which suggests favorable trends for healthcare companies that can control costs while improving access and overall quality of healthcare.

•
Increased Emphasis Due to COVID-19 Pandemic. The COVID-19 pandemic has amplified the attention paid to the U.S. healthcare system. Public and private entities are placing an increasing emphasis on the resilience and stability of the system, in particular shortening supply chains, reducing reliance on offshore suppliers, and improving reliability and efficiency. We expect this dynamic to favor domestic companies that can reduce cost and improve quality of and access to care.

•
Technological Advances and Spread of Social Media. Recent years have seen great advances in electronic healthcare services (e.g., electronic medical records, telehealth, awareness of mental health on social media, etc.). Combined with shifts in the methods of healthcare delivery in the U.S. (e.g., value-based care), we believe that there are attractive opportunities for development of flagship products or services.

•
Gaps in Access, Quality and Affordability of Healthcare. Despite healthcare reform designed to make health insurance accessible to a broader range of the U.S. population, we believe that significant healthcare disparities have persisted and, in some cases, widened. Our management team is committed to closing these gaps and believes that it requires ongoing technological innovation, increasing attention towards the social determinants of health, and continued cost containment in addition to public policy actions and fiscal support. These challenging dynamics are expected to continue to put pressure on healthcare services companies to act with speed, creativity and resilience-and reward those that can do so-regardless of the regulatory or political environment.

We believe the healthcare services industry has a number of unique and attractive sectors that have lately been showing favorable business dynamics:

•
Risk-Based Providers and Services. The increasing cost of care has prompted a transition to value-based care models that are designed to reduce unnecessary healthcare spending. CMS estimates that total U.S. healthcare spending in 2019 was approximately $3.8 trillion. A report published by JAMA Network in 2019 estimated that approximately one-quarter of all U.S. healthcare spending was due to healthcare waste, including unnecessary services, excessive administrative costs and fraud. We believe that this creates a market opportunity for provider organizations that engage in capitated models designed to share in the risk associated with the healthcare costs of their underlying patient population. There has also been an increased emphasis on provider training and continuing education.

•
Alternate Site Healthcare Provider and Services. Rising healthcare expenditures are prompting industry players to transition to less expensive care settings. Hospitals, clinics and other traditional care sites are seeking to reduce expenses and launch value-based care initiatives, including a shift to outpatient and retail care sites, such as urgent care clinics and ambulatory surgical centers. Enhanced by digital health innovations and technologies, we expect such alternate site healthcare providers to drive the integration of the industry and to reduce the overall cost of healthcare.

•
Home Care and Hospices. The elderly population of the U.S. continues to grow, resulting in an ongoing need for long-term care. We believe that many elderly patients now prefer the home care model to traditional hospitals. In addition, technology advances are expected to improve care delivery, enabling better patient care in a home environment and saving costly hospital spending. Despite the sector being very fragmented, home care is projected to be one of the two fastest growing sectors of the U.S. healthcare economy, and the fifth fastest growing industry in the U.S. economy generally, based on projected net growth in employment from 2019 through 2029, according to 2020 data appearing on the U.S. Bureau of Labor Statistics’ “The Economics Daily” website.

•
Behavioral Health. According to a 2018 survey by the Substance Abuse and Mental Health Services Administration, an agency within the U.S. Department of Health and Human Services, approximately one out of five adults in the U.S. experiences a mental health disorder, yet only approximately 45% of those adults receive treatment. We believe that the rise of telehealth in the last few years and the general industry shift to alternate health sites have increased patients’ access to and the overall usage of behavioral health treatments.

Business Strategy and Competitive Strengths

Our goal is to complete a business combination with a company that is fundamentally healthy and then to work with that company to access the capital markets, attract experienced management talent, and execute a proprietary value-creation business plan, designed to help the company to grow into the next phase of its life cycle. We plan to focus on identifying acquisition candidates to leverage our management’s deep experience in the integration and coordination of healthcare services, as well as to capitalize on the current healthcare trends and valuation dislocation. We plan to employ a fundamental, value-oriented acquisition framework that seeks a target with the potential for significant equity value creation coupled with strong downside protection from dependable cash flows and a durable business franchise. Our management team along with our Board of Directors have experience in:

•
operating companies in the public and private markets, defining corporate strategy, and identifying, mentoring and recruiting leading talent, and identifying and executing on operational improvements that drive value;

•	growing companies, both organically and through strategic transactions, expanding product portfolios and broadening geographic footprints;

•
building strong sales networks to drive organic growth across market segments, targeting a wide range of payor and referral sources, with a focus on compliance and customer service across all parties in the care delivery and reimbursement chain;

•	strategically investing in leading private and public healthcare and other companies to help accelerate growth and maturation;

•	sourcing, structuring, acquiring and selling businesses;

•	accessing public and private capital markets to optimize capital structure, including financing businesses and helping companies transition ownership structures; and

•	fostering relationships with sellers, capital providers and experienced target management teams.

Members of our team and our sponsor have begun the search for a target business by communicating with their network of relationships and other interested parties.

Acquisition Strategy and Criteria

Our acquisition strategy is designed to leverage the network of multi-disciplined healthcare and related experience, which includes leading acute, post-acute and multi-site healthcare services companies, built up by members of our management team over their careers. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide potential opportunities for the company.

Although our management team has extensive experience in the healthcare industry, we will not restrict our proposition search to this field. Over the course of their careers, the members of our management team and Board of Directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing investment opportunities.

We plan to focus our search on companies that have many or all of the following characteristics, although we may decide to enter into a business combination with a target that falls outside of these categories:

•
Industry Attractiveness. Macro industry dynamics, including the healthcare regulatory and reimbursement situation, must be favorable on a go-forward basis. Healthcare companies can utilize the extensive networks and insights that members of our management team have built in the sector to drive meaningful operational improvements and efficiency gains or to enhance their strategic position by using technology solutions to differentiate its offering.

•
Strong Management Team. We will seek to acquire businesses or companies with seasoned and strong management teams. Our team brings a breadth of knowledge and plans to focus on assets that represent the same values, proven track records, and work ethic.

•	Growth Potential. We will seek to target propositions with significant growth potential with the addition of our management team and resources.

•
Value Proposition. We will seek businesses or companies with clear value proposition, including how success will be measured and demonstrated to investors and that we believe are positioned to provide attractive risk-adjusted equity returns for our stockholders.

•
Benefit from Access to Public Investors. We will seek to target companies that are ready to become public, with strong management, corporate governance and reporting policies in place, and which we believe will likely be well received by public investors and are expected to have good access to the public capital markets.

The criteria listed above are not an exhaustive list. The above guidelines are meant to guide management in acquisition searches and compare qualities of considered businesses. However, we may choose to engage a target business that does not meet these criteria or guidelines.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which is expected to encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

The rules of the New York Stock Exchange (the “NYSE”) require that our initial business combination be with one or more operating businesses or assets with an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding deferred underwriting discounts) at the time of our signing a definitive agreement in connection with our initial business combination. Our Board of Directors will make the determination as to the fair market value of our initial business combination. If our Board of Directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Redemption Rights

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein.

The amount in the Trust Account is initially anticipated to be $10.15 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding shares of common stock (other than in a public offering for cash; or in a private financing for cash at a price that meets certain NYSE requirements) or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our shares of common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions upon the completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, unless otherwise required by applicable law or stock exchange rules, we will complete our initial business combination only if a majority of the shares of common stock voted are voted in favor of our initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Shares held by our initial stockholders, officers and directors will be included in determining the presence of a quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only until June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) to complete our initial business combination. If we have not completed our initial business combination by June 13, 2023 (or by September 13, 2023 if the sponsor exercises its extension option) or during an extended period of time resulting from an amendment of our amended and restated certificate of incorporation as a result of a stockholder vote to amend our amended and restated certificate of incorporation (any such extended period of time, a “Charter Extension Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period (or 21-month time period if the sponsor exercises its extension option) or during any Charter Extension Period.

Corporate Information

We are a Delaware corporation incorporated on March 5, 2021. Our executive offices are located at 2655 Northwinds Parkway, Alpharetta, GA 30009 and our telephone number is (678) 690-1079. Our corporate website address is jacksonacquistions.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. These reports are available on our website. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us at investor.relations@jacksonacquisitions.com or by telephone at (678) 690-1079.

Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses may find this method a more certain and cost-effective means to becoming a public company than the typical initial public offering.

Once a proposed business combination is completed, the target business will have effectively become public. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It may also offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A Common Stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Facilities

We currently maintain our executive offices at 2655 Northwinds Parkway, Alpharetta, GA 30009. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. In addition, we may have officers that do not work from our designated facilities due to telecommuting. We consider our current office space adequate for our current operations.

Employees

We currently have two officers, Mr. Richard L. Jackson, our President and Chief Executive Officer, and Mr. Douglas B. Kline, our Chief Financial Officer and Treasurer. We do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A.	RISK FACTORS.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Relating to Our Business and Strategy

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of Delaware with no operating results, and we did not commence operations until the closing of our initial public offering in December 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We do not yet have any plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares (other than in a public offering for cash, or in a private financing for cash at a price that meets certain NYSE requirements), we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, directors and officers have agreed (and their permitted transferees are required to agree), pursuant to the terms of a letter agreement with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to the founder shares, we would need 8,343,751, or approximately 37.5% (assuming all issued and outstanding shares are voted), or 1,390,626, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 22,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholder.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our Board of Directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights in connection with our initial business combination, we would not be able to meet such closing condition and, as a result, may not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in connection with our initial business combination in an amount that would cause our net tangible assets to be less than $5,000,001 (following such redemptions) upon the completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the completion of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third- party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels and such financing may not be available to us on terms we consider favorable, or at all. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option). In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we may consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Pursuant to the terms of our amended and restated certificate of incorporation, we must complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any Charter Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.15 per share, or less than $10.15 per share, on the redemption of their shares, and our warrants will expire worthless.

Unlike many other blank check companies, we may extend the time to complete a business combination by three months without a stockholder vote or your ability to redeem your shares.

We have until June 13, 2023 to consummate our initial business combination. However, unlike many other similarly structured blank check companies, if we anticipate that we may not be able to complete our initial business combination by June 13, 2023, our sponsor may, at its option, cause us to extend the period of time to complete our initial business combination by an additional three months (until September 13, 2023), subject to our sponsor (or its affiliates or designees) depositing funds into the Trust Account as provided below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company in connection with our initial public offering, in order to extend the time available for us to consummate our initial business combination as described above, our sponsor (or its affiliates or designees), upon notice to us from our sponsor at least five days prior to the applicable deadline (as defined below), must deposit cash into the Trust Account in an aggregate amount equal to the product of the number of outstanding public shares multiplied by $0.10 per share (a total of $2,250,000) on or prior to the applicable deadline. This means that, if such a deposit were to be made, it would result in an additional $0.10 being added to the Trust Account for each outstanding public share. Any such deposit will be made in the form of a non-interest bearing, unsecured loan evidenced by our non-interest bearing, unsecured promissory note in a principal amount equal to the amount of such cash deposit. If we complete our initial business combination, we may repay the loan but only out of (1) proceeds, if any, of the Trust Account released to us that remain after payment of all deferred underwriting commissions and the redemption price of all public shares properly tendered for redemption upon completion of our initial business combination and/or (2) any funds held outside of the Trust Account. If our sponsor exercises its extension option but we have not completed our initial business combination by September 13, 2023 (or, if later, during any Charter Extension Period), the loan may be repaid following September 13, 2023 (or, if later, following such Charter Extension Period) but only out of funds held outside the Trust Account (and excluding any funds from the Trust Account that may be distributed to us to pay dissolution expenses). The loan may not be repaid under any other circumstances. As used herein, the term “applicable deadline” means June 13, 2023.

Public stockholders will not be offered the opportunity to vote on or redeem their shares of common stock in connection with any such optional extension. In addition, in the event that the sponsor exercises the extension option as described above and our initial business combination is completed, any funds released to us from the Trust Account that we use to repay the loan from our sponsor (or its designees or assignees) will reduce the funds that are available to finance our initial business combination or for other purposes.

Neither our sponsor nor any of its affiliates or designees are obligated to deposit funds into the Trust Account in order to extend the time for us to complete our initial business combination as described above. Our sponsor may have a conflict of interest in determining whether to exercise its extension option, as any funds that are deposited in the Trust Account by the sponsor (or its designees or assignees) to exercise that option will not be repaid if our initial business combination is not completed.

In addition to the extension option described above, the period of time to complete our initial business combination may also be extended as a result of a stockholder vote to amend our certificate of incorporation.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash to redeem shares of our Class A Common Stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If the funds not being held in the Trust Account are insufficient to allow us to operate until June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option), we may be unable to complete our initial business combination.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least June 13, 2023, assuming our initial business combination does not occur by such date. However, we cannot assure you that this will be the case or that funds outside of the Trust Account will be sufficient to operate our business and meet our other cash needs during this period. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, should the sponsor exercise its extension option and we extend the period during which we are required to complete our initial business combination to September 13, 2023, funds held outside of the Trust Account may not be sufficient to allow us to operate during all or some portion of such three month extension period, in which case we would have to seek loans from our affiliates or raise funds from other third parties. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

If funds available to us outside of the Trust Account are not sufficient to allow us to operate until at least June 13, 2023 (or at least September 13, 2023 if the sponsor exercises its extension option), it will likely have a material adverse effect on our operations and financial condition and the value of your investment in our company. Of the funds available to us outside of the Trust Account, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds from our initial public offering and the sale of the Private Placement Warrants, as of December 31, 2021, only approximately $1,923,321 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid from amounts not to be held in the Trust Account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.15 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write- offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the market price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre- existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure;

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business by concentrating our efforts in identifying high-quality businesses with a focus on healthcare services, healthcare technology, or otherwise focused on the healthcare industry, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities outside our target industries, which may be outside of our management’s areas of expertise.

Although we intend to target a business combination with one or more businesses with a focus on healthcare services, healthcare technology, or otherwise focused on the healthcare industry, we may consider a business combination outside of our target focus, which may be outside of our management’s areas of expertise. If a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company, we may pursue it. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have some or all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness of an initial business combination. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking, appraisal or valuation firm or other third party that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value of the target business based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if we seek to effect our initial business combination with an early stage company with limited or no revenues, our Board of Directors may be unable to assess the target’s fair market value using customer customary financial methodologies and may therefore determine fair market value based largely upon the target’s prospects.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the business, results of operations and financial condition of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. Our key personnel may or may not remain with the target business following an initial business combination. Although some of our key personnel may remain with the target business in senior management, Board of Directors or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the business, results of operations and financial condition of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some or all members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the business, results of operations and financial condition of our post-combination business.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities that we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the results of operations and financial condition of the post-combination business may be negatively impacted. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the results of operations and financial condition of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some or all members of the management of an acquisition candidate will not wish to remain in place.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact the results of operations and financial condition of the post-combination business.

As of March 21, 2022, the Trust Account held approximately $225,850,445 in funds available to complete our initial business combination (which includes $7,787,500 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact the results of operations and financial condition of the post-combination business.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact the results of operations and financial condition of the post-combination business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company whose results of operations do not meet our expectations.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company whose results of operations do not meet our expectations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to successfully operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-combination business, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If such proceeds prove to be insufficient, either because of the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022; provided that, only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with this requirement of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of foreign capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	energy shortages;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such business combination or, if we complete such business combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the results of operations and financial condition of that target business.

We may face risks related to companies in our target industries.

While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying high-quality businesses with a focus on healthcare services, healthcare technology, or otherwise focused on the healthcare industry. Business combinations with companies with operations in the healthcare industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

•	Competition could adversely affect our results and operations.

•	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.

•	We may be unable to license or enforce intellectual property rights on which our business may depend.

•	The success of our planned business following consummation of our initial business combination may depend on maintaining a secure business and information technology infrastructure.

•
If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

•
Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes, may adversely affect our results of operations and financial condition following such business combination.

•
Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations and financial condition.

•
The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, it could materially adversely affect our results of operations and financial condition.

•	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

•	The Affordable Care Act, possible changes to it or its repeal, and how it is implemented could negatively impact our business.

•	A disruption in supply could adversely impact our business.

Any of the foregoing could have an adverse impact on our operations following a business combination.

However, our efforts in identifying prospective target businesses will not be limited to the healthcare industry. Accordingly, if we acquire a target business in another industry, some of these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we or the target business which we acquire operate, none of which can be presently ascertained.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets or preparing for an initial public offering, as well as many such companies currently in registration with the SEC. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination, and the price we pay for an initial business combination may be higher.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate the post-combination business. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on favorable terms, or at all.

Risks Related to Our Organization and Structure

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.15 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim against us, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.15 per share.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Mr. Richard L. Jackson and Mr. Jeb Bush. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for other entities with which they have relationships. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under applicable law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Certain of our officers are currently engaged, and our officers may in the future be engaged, in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, our President and Chief Executive Officer and certain of our other officers and directors have fiduciary and contractual duties to Jackson Healthcare, LLC (“Jackson Healthcare”) and Jackson Investment Group, LLC (“Jackson Investment Group”) and/or to certain companies in which these entities have invested or to certain other entities, including companies in the healthcare industry or in other industries we may target for our initial business combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, our President and Chief Executive Officer and our directors have fiduciary or contractual duties to Jackson Healthcare, Jackson Investment Group and/or certain other companies with which they have relationships. These entities may compete with us for acquisition opportunities. If any of these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under applicable law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing in or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to or without its presentation to us, subject to the applicable officer’s or director’s fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, our officers or directors may be investors, or have other direct or indirect interests, in a business with which we may enter into a business combination agreement and/or in certain funds or other persons that may purchase shares of our Class A Common Stock or warrants in the public market.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly renders fairness opinions that such initial business combination is fair to our company from a financial point of view. Nonetheless, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of March 21, 2022, our sponsor holds 5,447,500 founder shares, Mr. David A. Perdue holds 50,000 founder shares, each of Ms. Marilyn B. Tavenner and Mr. Carlos A. Migoya holds 25, 000 founder shares and Mr. Douglas B. Kline holds 15,000 founder shares, which in the aggregate represents 20% of our outstanding Class A Common Stock.  In addition, our sponsor holds 10,347,500 Private Placement Warrants, each exercisable for one share of Class A Common Stock, for a purchase price of $1.00 per warrant, or $10,347,500 in the aggregate. Each private placement warrant may be exercised for one share of our Class A Common Stock at a price of $11.50 per share, subject to adjustment as provided herein. The founder shares and Private Placement Warrants will be worthless if we do not complete an initial business combination.

The founder shares are identical to the shares of Class A Common Stock included in the Units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the election of directors and holders of a majority of our founder shares may remove a member of the Board of Directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our sponsor, directors and officers have entered into with us, (3) pursuant to such letter agreement, our sponsor, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption of our public shares in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) or (B) with respect to any other provision relating to stockholders’ rights or pre- initial business combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) or during any Charter Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A Common Stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares will be entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our sponsor, directors and officers have agreed (and their permitted transferees are required to agree), pursuant to the terms of such letter agreement with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination. While we do not expect our Board of Directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our Board of Directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the June 13, 2023 deadline (or September 13, 2023 deadline if the sponsor exercises its extension option) nears.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold in connection with the completion of our initial business combination, except that in no event may we redeem our public shares in connection with our initial business combination in an amount that would cause our net tangible assets to be less than $5,000,001 (following such redemptions) upon the completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event that the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus the $5,000,001 referred to above and any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the election or removal of directors prior to our initial business combination, which require the approval by at least 90% of the outstanding shares of our common stock entitled to vote on such amendment) related to pre-business combination activity (including the requirement to fund the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our outstanding common stock. Prior to our initial business combination, we will not issue any additional shares of our capital stock that would entitle the holders thereof (1) to receive funds from the Trust Account or (2) to vote on any initial business combination, any pre-initial business combination activity or any amendment to the article in our amended and restated certificate of incorporation which governs, among other things, distributions from the Trust Account, certain rights of stockholders and other pre-initial business combination matters. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption of our public shares in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders will control the election of our Board of Directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 20% of the issued and outstanding shares of our common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by at least 90% of the outstanding shares of our common stock entitled to vote on such amendment. As a result, you will not have any influence over the election of directors prior to our initial business combination.

In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants, provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if

(i)
we issue additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of Class A Common Stock,

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii)	the Market Value of our Class A Common Stock is below $9.20 per share.

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 and $10.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% and 100%, respectively, of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance, with changes in fair value each period reflected in earnings or loss, as applicable, in our statement of operations, and we will incur expense in valuing our warrants on a quarterly and annual basis, both of which may have an adverse effect on the market price of our Class A Common Stock or may make it more difficult for us to consummate an initial business combination.

In connection with the consummation of our initial public offering and the concurrent private placement of warrants, we issued an aggregate of 21,472,500 warrants (comprised of the 11,125,000 warrants included in the Units and the 10,347,500 Private Placement Warrants. We account for these warrants as a warrant liability and have recorded them in our financial statements at fair value upon issuance, with any changes in fair value each reporting period reflected in earnings or loss, as applicable, in each case as determined based upon a valuation report obtained from an independent third party valuation firm, and we will incur expense in obtaining that valuation report on a quarterly and annual basis. The impact of changes in fair value and the cost of these valuation reports on our results of operations may have an adverse effect on the market price of our Class A Common Stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the audit of our December 13, 2021 balance sheet, we identified a material weakness in our internal control over financial reporting pertaining to our classification of the overallotment option granted to the underwriter in connection with our initial public offering. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we have begun devoting additional effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting. As a result of such material weakness, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the classification of our Board of Directors into three classes of directors, serving staggered terms of three years each, and the ability of the Board of Directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B Common Stock, which are held by our sponsor, officers or directors, are exclusively entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the Delaware General Corporation Law (the “DGCL”) affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have substantially the same effect as Section 203 of the DGCL, except that it provides that our sponsor and its affiliates and successors and their respective transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and therefore will not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine may be brought by a stockholder only in the Court of Chancery in the State of Delaware, except, as to each of (i) through (iv) above, any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, the provisions of the preceding paragraph will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or otherwise arising under federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and our amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws, including the Securities Act and the rules and regulations thereunder, unless we consent in writing to the selection of an alternative forum. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

To the extent enforceable, the forum selection provisions may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. If a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and Board of Directors.

We may not hold an annual stockholder meeting until after the consummation of our initial business combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to Ownership of Our Securities

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023  (or September 13, 2023 if the sponsor exercises its extension option) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by June 13, 2023 or September 13, 2023 if the sponsor exercises its extension option), subject to applicable law. In addition, if we are unable to complete an initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) before they receive funds from our Trust Account. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, shares of Class A Common Stock and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, and our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly held shares would be required to be at least $40,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we and our investors could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability for us to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because are Units, shares of Class A Common Stock and warrants are listed on the NYSE, they qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the outstanding shares of our Class A Common Stock, you will lose your ability to redeem all such shares in excess of 15% of the outstanding shares of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per public share initially held in the Trust Account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent of any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.15 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. The amount of $10.15 per public share referred to in clause (1) of the immediately preceding sentence will not be increased if our sponsor exercises its extension option and deposits additional funds into the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “voidable preference,” a “preferential transfer” or a “fraudulent transfer”. As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced or eliminated.

If we have not completed our initial business combination within the allotted time period, our public stockholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) or during any Charter Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of our Class A Common Stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We are not registering the shares of our Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of our Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of our Class A Common Stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of our Class A Common Stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of our Class A Common Stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration or qualification is available. However, we will use our commercially reasonable efforts to register or qualify the Class A Common Stock issuable upon the exercise of the warrants under applicable state securities laws to the extent an exemption from such registration or qualification is not available (including, without limitation, the exemption available so long as the Class A Common Stock is a “covered security” under (A) Section 18(b)(1) of the Securities Act or (B) solely in the cases of shares of Class A Common Stock being issued upon cashless exercise of a warrant (if such cashless exercise is permitted under the warrant agreement), Section 18(b)(4)(E) of the Securities Act, provided that, in the case of this clause (B), such warrant is being exercised pursuant and in accordance with Section 3(a)(9) of the Securities Act). Notwithstanding the above, if shares of our Class A Common Stock are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares of Class A Common Stock issuable upon exercise of the warrants under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of our Class A Common Stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the shares of common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A Common Stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of our Class A Common Stock for sale under applicable state securities laws and even if an exemption from such registration or qualification is not available. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of shares of our Class A Common Stock.

Pursuant to an agreement that we have entered into with our sponsor and other initial stockholders, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A Common Stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of our Class A Common Stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants and the shares of our Class A Common Stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of shares of our Class A Common Stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of shares of our Class A Common Stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

We may issue additional shares of our Class A Common Stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A Common Stock upon the conversion of the shares of our Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of our Class A Common Stock, par value $0.0001 per share, 50,000,000 shares of our Class B Common Stock, par value $0.0001 per share, and 5,000,000 undesignated shares of preferred stock, par value $0.0001 per share. As of March 21, 2022, there are 456,152,500 and 44,437,500 authorized but unissued shares of our Class A Common Stock and shares of our Class B Common Stock, respectively, available for issuance, which amount takes into account shares of Class A Common Stock reserved for issuance upon exercise of outstanding warrants but not upon conversion of the shares of our Class B Common Stock into shares of our Class A Common Stock. Shares of our Class B Common Stock are convertible into shares of our Class A Common Stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of March 21, 2022, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A Common Stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also enter into forward purchase agreements or other commitments to purchase our securities prior to completion of our initial business combination. We may also issue shares of our Class A Common Stock to redeem the warrants or upon conversion of the shares of our Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti- dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we will not issue any additional shares of our capital stock that would entitle the holders thereof (1) to receive funds from the Trust Account or (2) to vote on any initial business combination, any pre-initial business combination activity or any amendment to the article in our amended and restated certificate of incorporation which governs, among other things, distributions from the Trust Account, certain rights of stockholders and other pre-initial business combination matters. The issuance of additional shares of common stock or shares of preferred stock:

•
may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the shares of our Class B Common Stock resulted in the issuance of shares of our Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of our Class B Common Stock;

•	may subordinate the rights of holders of shares of common stock if shares of preferred stock are issued with rights senior to those afforded our shares of common stock;

•
could cause a change of control if a substantial number of our shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, shares of Class A Common Stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. Subject to certain exceptions, none of the Private Placement Warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). In such a case, the holders will be able to exercise their warrants on a cashless basis prior to redemption for a number of shares of our Class A Common Stock determined based on the redemption date and the fair market value of shares of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had your warrants remained outstanding. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of our Class A Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of shares of our Class A Common Stock and make it more difficult to effectuate our initial business combination.

As of March 21, 2022, there were public warrants to purchase 11,125,000 shares of Class A Common Stock outstanding and Private Placement Warrants to purchase 10,347,500 shares of Class A Common Stock outstanding. Additionally, as of March 21, 2022, our initial stockholders held 5,562,500 shares of our Class B Common Stock.  The shares of our Class B Common Stock are convertible into shares of our Class A Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of our Class A Common Stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A Common Stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of the shares of our Class A Common Stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain circumstances); (2) they (including the shares of our Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) will be entitled to registration rights.

Because each Unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-combination business might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-combination business’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-combination business may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-combination business and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We do not expect to incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. If such waiver is enforceable, no incurrence of such debt should affect the per-share amount available for redemption from the Trust Account. Nevertheless, we cannot assure you that such a waiver would be enforceable and, if it is not enforceable, lenders and other holders of our indebtedness may make claims against assets in the Trust Account, which may adversely affect the amount available to fund redemptions of our Class A Common Stock or our initial business combination and could result in holders of Class A Common Stock receiving less than $10.15 per share upon redemption or liquidation. The incurrence of debt could have a variety of other negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends, if any, on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Members of our management team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies or governmental officials. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, controversies or disputes, including related to those companies, their governmental service or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and Board of Directors have had significant experience as founders, board members, officers, executives or employees of other companies and, in certain cases, as governmental officials. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, controversies or disputes, including relating to the business affairs of such companies, transactions entered into by such companies, matters that occurred while they were governmental officials or otherwise. Any such litigation, investigations or other proceedings, controversies or disputes may divert the attention and resources of our management team and Board of Directors away from identifying and selection a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 2655 Northwinds Parkway, Alpharetta, GA 30009. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. In addition, we may have officers that do not work from our designated facilities due to telecommuting. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Common Stock and warrants are each traded on the New York Stock Exchange under the symbols “RJAC.U,” “RJAC” and “RJAC.WS,” respectively. Our Units commenced public trading on December 9, 2021, and our Class A Common Stock and warrants commenced separate public trading on January 21, 2022.

Stockholders

On March 21, 2022, there was 1 holder of record of our Units, 1 holder of record of our Class A Common Stock, 1 holder of record of our redeemable warrants, and 5 holders of record of our founder shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividend Policy

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. Our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

On March 8, 2021, RJ Healthcare SPAC, LLC, our sponsor, subscribed for an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000. The sale of our founder shares was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.  In March 2021, our sponsor transferred 50,000 founder shares to Mr. David A. Perdue, Jr. (who is an independent director and serves as the Chairman of our Audit Committee), 25,000 founder shares to each of Ms. Marilyn B. Tavenner and Mr. Carlos A. Migoya (each of whom is an independent director), and 15,000 founder shares to Mr. Douglas B. Kline (our Chief Financial Officer), in each case for the same per share price initially paid by our sponsor, resulting in our sponsor holding 8,510,000 founder shares. On November 22, 2021, our sponsor surrendered 2,875,000 founder shares for no consideration, and on January 6, 2022, as a result of the underwriter’s partial exercise of its over-allotment option, our sponsor surrendered an additional 187,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,562,500 and reducing the aggregate number of founder shares owned by our sponsor to 5,447,500.

As described above under the heading “Business – General” in Part I of this Annual Report, on December 13, 2021, simultaneously with the closing of the IPO, we completed the Private Placement of 9,560,000 Private Placement Warrants to our sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,560,000. On December 13, 2021, a total of $203,000,000 of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account.  On January 6, 2022, in connection with the underwriter’s partial exercise of its over-allotment option, we completed the Additional Private Placement of an additional 787,500 Private Placement Warrants to our sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $787,500. On January 6, 2022, a total of $22,837,500 of the net proceeds from the closing of the over-allotment option and the Additional Private Placement were deposited in the Trust Account.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by our sponsor, the underwriters or their permitted transferees: (1) they will not be redeemable by us, except as otherwise set forth in the terms thereof; (2) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or the underwriters, until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights; and (5) with respect to Private Placement Warrants held by the underwriters, they will not be exercisable more than five years from the effective date of the IPO registration statement in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(f)(2)(G)(i). No underwriting discounts or commissions were paid with respect to such sale. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the IPO

On December 13, 2021, we consummated our IPO of 20,000,000 Units. The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $200,000,000. BofA Securities, Inc. acted as the sole book-running manager of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254727). The SEC declared the registration statement effective on December 8, 2021. On January 6, 2022, the underwriter partially exercised its option to purchase additional Units to cover over-allotments, if any, and purchased an additional 2,250,000 Units, generating gross proceeds of $22,500,000.

We paid a total of $4,450,000 in underwriting fees related to the IPO. In addition, the representative of the sole underwriter agreed to defer $7,787,500 in underwriting fees.

On December 13, 2021, a total of $203,000,000 of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account. On January 6, 2022, a total of $22,837,500 of the net proceeds from the closing of the over-allotment option and the Additional Private Placement were deposited into the Trust Account, resulting in a total deposit of $225,837,500 in the Trust Account since the Trust Account was established. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are available for a business combination, assuming no redemptions, after payment of $7,787,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination. The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our historical consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a recently incorporated blank check company, incorporated as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the Private Placements, our capital stock, debt or a combination of cash, stock and debt.

On December 13, 2021, we completed our IPO of 20,000,000 Units, each Unit comprised of one share of Class A Common Stock and one-half of one warrant to purchase one share of Class A Common Stock (the “Public Warrants”), and the simultaneous Private Placement of an aggregate of 9,560,000 Private Placement Warrants to our sponsor. On January 6, 2022, the underwriter partially exercised its option to purchase additional Units to cover over-allotments, if any, and purchased an additional 2,250,000 Units, generating gross proceeds of $22,500,000.  Also on January 6, 2022, in connection with the underwriter’s partial exercise of its over-allotment option, we completed the Additional Private Placement of an additional 787,500 Private Placement Warrants to our sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $787,500. An aggregate of $225,837,500 in proceeds from the IPO and the Private Placements has been placed in the Trust Account.

As of December 31, 2021, we had cash of $1,923,321 and working capital of $490,881. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2021 (inception) through December 31, 2021, were organizational activities, those necessary to prepare for the IPO, and the search for a target company for an initial business combination.  We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. Other than the exercise by the underwriter of its overallotment option on January 6, 2022, which generated gross proceeds of $22,500,000, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 5, 2021 (inception) through December 31, 2021, we had a net income of $12,051,436, which consists of a gain in fair value of the derivative warrant liabilities of $16,234,800, a gain in the fair value of the over-allotment option of $94,929 and interest income on marketable securities held in the trust account of $654 offset by operating costs of $383,144, transaction costs related to derivative warrant liabilities of $836,603 and the excess fair value of private warrants over proceeds of $3,059,200.

Liquidity and Capital Resources

Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B Common Stock by our sponsor and loans from our sponsor, as described in Note 1 to our financial statements.  As of December 31, 2021, the Trust Account had a balance of $203,000,654.  In connection with the IPO, including the underwriter’s exercise of its overallotment option on January 6, 2022, and Private Placements, an aggregate of $225,837,500 in proceeds was placed in the Trust Account. The funds in the Trust Account have been or will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the period from March 5, 2021 (inception) through December 31, 2021, net cash used in operating activities was $42,318. Net income was $12,051,436 primarily as a result of the gain in fair value of the derivative warrant liabilities of $16,234,800, due to a decrease in the overallotment liability of $94,929 and interest income of $654. These amounts were offset by transaction costs related to derivative warrant liabilities of $836,603, and the excess fair value of private warrants over proceeds of $3,059,200 and changes in operating assets and liabilities used $340,826 of cash from operating activities.

For the period from March 5, 2021 (inception) through December 31, 2021, net cash used in investing activities of $203,000,000 was the result of the amount of net proceeds from our IPO and Private Placements being deposited into the Trust Account.

For the period from March 5, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $204,965,639 was comprised of $200,000,000 in proceeds from the issuance of Units in our IPO, net of the underwriter’s discount paid and $4,000,000 in proceeds from the issuance of the Private Placement Warrants to our sponsor, $300,000 in proceeds from the issuance of a promissory note to our sponsor, cash of $25,000 received from our sponsor for the issuance of Class B common stock offset in part by the payment of $619,361 for offering costs associated with the IPO and repayment of the outstanding balance on the promissory note to our sponsor of $300,000.

As of December 31, 2021, we held approximately $1,923,321 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of December 31, 2021, we had cash and cash equivalents of $1,923,321 and working capital of $490,881. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, any affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, or another affiliate of our sponsor, or our officers and directors, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements prior to an initial business combination to include the approximately $790,000 that we have paid for directors and officers insurance, approximately $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; approximately $150,000 for legal and accounting fees related to regulatory reporting requirements; approximately $85,000 for the NYSE continued listing fees; approximately $180,000 for office space, administrative and support services; and approximately $255,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds held outside the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the Private Placements, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The net proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which we ultimately complete our initial business combination and to pay the deferred underwriting commissions. If our initial business combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or the redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We believe that amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated through June 13, 2023. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, or if our sponsor exercises its extension option, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. If we are required to seek additional capital, we could seek such additional capital through loans or additional investments from our sponsor, members of our management team or any of their respective affiliates, but such persons are not under any obligation to loan funds to, or otherwise invest in, us.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor or our officers and directors to meet our needs through the earlier of the consummation of our initial business combination or one year from the date of this filing.

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Our executive offices are at 2655 Northwinds Parkway, Alpharetta, GA 30009. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the 20,000,000 shares of Class A Common Stock subject to possible redemption in the amount of $203,000,000 is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, we recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met.  As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. As of December 31, 2021, the Public Warrants are exercisable to purchase an aggregate of 10,000,000 shares of Class A Common Stock.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the closing date of the IPO (December 13, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Warrants and the Private Placement Warrants meet the definition of a derivative, such warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, we recorded a charge to the statement of operations of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

The net proceeds of our IPO and the Private Placements held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-22 comprising a portion of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments pertaining to our classification of the overallotment option granted to the underwriter in connection with our initial public offering, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

We have sought to remediate this material weakness by, among other things, devoting additional effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements.  As we continue to evaluate and work to improve our internal control over financial reporting, management will continue to review and make necessary changes to the overall design of our internal controls.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.  We can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names and certain biographical information about each member of our Board of Director who is not also a member of management, including their ages as of March 21, 2022. The information presented includes each director’s principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
John Ellis “Jeb” Bush	69	Chairman of the Board of Directors
David A. Perdue, Jr. (1)(2)(3)	72	Director
Marilyn B. Tavenner (1)(2)(3)	70	Director
Carlos A. Migoya (1)(2)(3)	71	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

John E. “Jeb” Bush has served as Chairman of our Board of Directors since March 2021. Mr. Bush was the 43rd governor of the State of Florida, serving from 1999 through 2007. As Governor, he implemented meaningful Medicaid reform and expanded home and community-based care for seniors, the disabled and foster care children. He was also the third Republican Governor elected to the state’s highest office and the first Republican Governor in the state’s history to be reelected. He was most recently a candidate for the Republican presidential nomination in 2016.

Mr. Bush has extensive experience as an advisor and investor in successful healthcare services businesses. He is the Chairman of Finback Investment Partners LLC (“Finback”), a private equity firm, and Dock Square Capital LLC, a merchant bank, both based in Coral Gables, Florida. Finback has invested in Innovage Holding Corp., one of the largest providers of All-Inclusive Care for the Elderly (PACE) programs for seniors in the country based on number of participants and Seniorlink, Inc., a family caregiver health care company. Mr. Bush has served on the board of Tenet Healthcare Corporation (NYSE: THC) and currently serves on the board of Innovage Holding Corp. (Nasdaq: INNV), Get Heal Inc. and IHS Holding Limited (NYSE: IHS). He is an advisor to Redesign Health Inc., Sharecare, Inc. and Jackson Healthcare. He also currently serves as the Chairman of Jeb Bush & Associates, LLC. Mr. Bush maintains his passion for improving the quality of education for students across the country by serving as the Chairman of the Foundation for Excellence in Education, a national K-12 education reform organization. Mr. Bush earned a Bachelor of Arts from the University of Texas at Austin. We believe Mr. Bush’s experience as a healthcare investor as well as his healthcare policy experience, qualifies him to serve as our Chairman.

David A. Perdue, Jr., has served as an independent member of our Board of Directors since December 2021. Mr. Perdue served as a United States senator from Georgia from 2015 through 2021 as a member of the Republican Party. He has over 40 years of business experience across various leadership roles. After spending 12 years as a management consultant at Kurt Salmon Associates, he later became Senior Vice President of Asia Operations for Sara Lee Corporation, where he established the firm’s first Asia headquarters in Hong Kong. During his career, he was also Senior Vice President of Operations for Haggar Clothing Co., President and CEO of the Reebok brand, Chairman and CEO of Pillowtex Corporation and Chairman and CEO of Dollar General Corporation.

Mr. Perdue is a past Chairman of the U.S. National Commission on Adult Literacy and Workforce Development. He has also served as a Director of Alliant Energy Corporation, Graphic Packaging Holding Company, Liquidity Services, Inc., Jo-Ann Stores, Inc. and Cardlytics, Inc. In addition, he has served as Treasurer of the Board of Trustees of the Georgia Tech Foundation, a member of the Board of Visitors of the Owen School of Business at Vanderbilt University and a member of the Georgia Ports Authority. Mr. Perdue graduated from Georgia Institute of Technology with a B.S. in industrial engineering in 1972 and an M.S. in operations research in 1976. We believe Mr. Perdue’s more than 40 years of experience working with public companies qualifies him to serve on our Board of Directors.

Marilyn B. Tavenner has served as an independent member of our Board of Directors since December 2021. Ms. Tavenner most recently spent three years as President and Chief Executive Officer of America’s Health Insurance Plans (“AHIP”), a national association representing insurers throughout the country. Previously, she served as Chief Operating Officer and acting Administrator for CMS from 2010 to 2013, and CMS Administrator from 2013 to 2015 under President Barack Obama, where her leadership was instrumental from 2010 to 2015 during the implementation of the Affordable Care Act. She played a high-profile role during the initial implementation of the Affordable Care Act, including oversight of the state and federal insurance exchanges and rulemaking for expansion of the Medicaid program, currently in place in at least 38 states and the District of Columbia.

Prior to this, Ms. Tavenner was appointed Secretary of Health and Human Services for Virginia in 2006 under the leadership of Governor Tim Kaine. Ms. Tavenner began her career in nursing working in critical care before becoming Director of Nursing at Johnston Willis Hospital in Richmond, VA, and later CEO of HCA’s Chippenham and Johnston Willis Hospitals. She later served as Division President of the Central Atlantic Division and finally as Group President of HCA Healthcare’s Outpatient Services Group. Ms. Tavenner serves as a director of Select Medical Holdings Corporation, InnovAge Holding Corp., and Blue Cross Blue Shield of Arizona. Previously, she served on the boards of Lifepoint Health, Inc., Psychiatric Medical Care, LLC and Virginia Commonwealth University Health Systems Authority. Ms. Tavenner received her Bachelor of Science in Nursing and Master of Health Administration degrees from Virginia Commonwealth University. We believe Ms. Tavenner’s experience in executive management in the hospital industry and in government healthcare administration, in addition to her knowledge of the healthcare insurance industry, qualifies her to serve on our Board of Directors.

Carlos A. Migoya has served as an independent member of our Board of Directors since December 2021. Mr. Migoya has served as President and CEO of Jackson Health System (which is not affiliated with Jackson Healthcare or Jackson Investment Group) since May 2011, overseeing one of the nation’s largest public hospital systems based on number of beds according to information on the Becker's Hospital Review website. In 2020, he led the system through Miami’s role as an epicenter of the COVID-19 pandemic, followed in 2021 by serving as a key driver of the region’s vaccination program, serving on both projects as a key outside advisor to the Florida governor and Miami-Dade mayor.

Prior to joining Jackson Health System, Mr. Migoya served as City Manager in Miami, responsible for addressing the city’s ailing budget issues. Most of his prior career was spent in the banking industry, rising through the ranks for over 40 years from part-time teller to serving as Regional President and Regional CEO at Wachovia Bank and its predecessors from 1982 to 2009. He is actively involved in several community organizations, including having served as the foundation chairman of Florida International University. He is the immediate past chair of the United Way of Miami-Dade, and he sits on the boards of the Florida Chamber of Commerce and Beacon Council.

For nine years, Mr. Migoya served as a director of AutoNation, Inc., among the largest auto retailers in the U.S. based on 2020 revenue. He is also a past Chairman of the Safety Net Hospitals Alliance of Florida and a previous board member of Mednax Inc. (NYSE: MD) and Downtown Miami Charter School. Mr. Migoya earned an undergraduate degree in finance and an MBA in finance from Florida International University. We believe Mr. Migoya’s experience in public healthcare and financial background qualifies him to serve on our Board of Directors.

Board Committees

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each of our three standing committees operates under a charter approved by our Board of Directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are David A. Perdue, Jr. (Chairman), Marilyn B. Tavenner and Carlos A. Migoya.  Each member of the audit committee is financially literate and our Board of Directors has determined that David A. Perdue, Jr., qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and the retention, direction, oversight of activities, and termination of the engagement of, any other independent registered public accounting firm engaged by us;

•	pre-approving all services to be provided by the independent auditors or any other registered public accounting firm engaged by us;

•	reviewing and discussing with the independent auditors relationships the auditors have with us in order to evaluate their continued independence;

•	setting hiring policies for employees or former employees of the independent auditors;

•	assuring the regular rotation of the audit partner in compliance with applicable laws and regulations;

•
evaluating, at least annually, a report from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years concerning any independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•
reviewing and, if appropriate approving or ratifying any related party transaction and other significant conflicts of interest, in each case in accordance with our Code of Ethics (as defined below) and related person transaction policy; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Carlos A. Migoya (Chairman), David A. Perdue, Jr., and Marilyn B. Tavenner. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•
reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluating their performance in light of such goals and objectives and determining and approving, subject to such further action of our Board of Directors as the Board of Directors shall determine, the compensation of our Chief Executive Officer and other executive officers (including any awards under any equity-based compensation or non-equity-based incentive compensation plan);

•	reviewing our executive compensation policies and plans;

•	administering our equity-based compensation plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•
approving any special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees and any employment, compensation, benefit or severance agreement with any executive officer, subject to such further action of our Board of Directors as the Board of Directors shall determine;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the compensation for directors.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Marilyn B. Tavenner (Chairman), Carlos A. Migoya and David A. Perdue, Jr. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board of Directors, and recommending to the Board of Directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the Board of Directors;

•	developing and recommending to the Board of Directors and reviewing the effectiveness of our corporate governance policies;

•	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain, oversee and terminate any director search or recruitment consultant, legal counsel or other adviser to the nominating and corporate governance committee and shall be directly responsible for the appointment, compensation and oversight of any work of such consultant, counsel or adviser.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

Executive Officers

Set forth below are the names and certain biographical information about each member of our executive officers, including their ages as of March 21, 2022.

Name	Age	Position
Richard L. Jackson	68	President, Chief Executive Officer and Director
Douglas B. Kline	72	Chief Financial Officer and Treasurer

Richard L. Jackson has served as our President and Chief Executive Officer since March 2021. Mr. Jackson is founder, chairman and chief executive officer of Jackson Healthcare, a leading healthcare staffing company. The organization he launched in 2000 has steadily expanded through a mix of acquisitions and organic growth, and today includes 16 healthcare staffing, executive search and technology companies that include leaders and innovators in their respective markets. Jackson Healthcare is among the three largest healthcare staffing firms in the U.S. (based on 2019 revenue) with well over $1.0 billion in revenues in 2020.

Over the course of his career, Mr. Jackson has been instrumental in conceptualizing and developing more than 25 healthcare companies. His ownership and operation of staffing companies, surgery centers, practice management companies, clinics and hospitals over the past four decades have uniquely qualified him to start, grow and scale businesses in the rapidly evolving healthcare industry. With deep domain experience and a passion for the healthcare market, Mr. Jackson has a proven track record in anticipating opportunities and identifying underserved niches - and continues to play an active role in transforming the way healthcare is delivered.

As a former foster child, Mr. Jackson is driven by a personal mission to inject hope and opportunity into the lives of underserved children and young people. Mr. Jackson is co-founder and chairman of FaithBridge Foster Care, Inc. and supports numerous local and international charitable organizations. He also is the founding chairman of goBeyondProfit, an innovative business leader-to-leader initiative that promotes the belief that giving back is good for business and good for Georgia. We believe Mr. Jackson’s experience in healthcare staffing and healthcare investment qualifies him to serve on our Board of Directors.

Douglas B. Kline has served as our Chief Financial Officer and Treasurer since March 2021. Mr. Kline is the former Chief Financial Officer of Jackson Healthcare. When he joined Jackson Healthcare in 2005, he had more than 30 years of financial and operations experience from several industries, including healthcare. He retired from Jackson Healthcare at the end of 2018.

Among his professional accomplishments are starting up and developing a new division for a large construction equipment rental operation and directing internal audit functions for a public holding company with approximately $180 million in revenue in 1983 and multiple operating subsidiaries in different industries. A certified public accountant in Florida with BS and MBA degrees from Florida State University, Mr. Kline spent the first seven years of his career in public accounting with PricewaterhouseCoopers LLP.

Code of Ethics

We have adopted a code of business conduct and ethics (our “Code of Ethics”) applicable to our directors, officers and employees.  A copy of the Code of Ethics is available on our website.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, our President and Chief Executive Officer and our other officers and directors have fiduciary or contractual duties to Jackson Healthcare, Jackson Investment Group and/or certain other companies with which they have relationships. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary duties or contractual obligations, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us, subject to his or her fiduciary duties. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity and not to us, or to another entity prior to its presentation to us.

Our President and Chief Executive Officer and our other officers and directors have fiduciary or contractual duties to Jackson Healthcare, Jackson Investment Group and/or certain other companies with which they have relationships. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, and not to us, or present them to these entities or third parties before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

In addition, our officers or directors may be investors, or have other direct or indirect interests, in a business with which we may enter into a business combination agreement and/or in certain funds or other persons that may purchase shares in this offering or that may otherwise purchase shares of our Class A common stock in the public market.

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance.

Potential investors should also be aware of the following potential conflicts of interest:

•
None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by June 13, 2023 (or by September 13, 2023 if the sponsor exercises its extension option) or during any Charter Extension Period. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own shares of common stock and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•
Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have or may have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Jeb Bush	Jackson Healthcare (1) InnovAge Holding Corp. Get Heal, Inc. Finback Investment Partners LLC IHS Holding Limited Dock Square Capital LLC Jeb Bush & Associates, LLC	Healthcare Healthcare Healthcare Investment Firm Communications Merchant Bank Consulting Firm	Advisory board member Director Director Chairman Director Chairman Chairman
Richard L. Jackson	Jackson Healthcare (1) Jackson Investment Group (2)	Healthcare Investment Firm	Chief Executive Officer, Chairman of the Board Chief Executive Officer, Chairman of the Board
Marilyn B. Tavenner	InnovAge Holding Corp. Blue Cross Blue Shield of Arizona Select Medical Holdings Corporation	Healthcare Healthcare Healthcare	Director Director Director
Carlos A. Migoya	Jackson Health System (3)	Healthcare	President and CEO

(1)	Includes Jackson Healthcare and certain of its funds and other affiliated companies.

(2)	Includes Jackson Investment Group and certain of its funds and other affiliated companies.

(3)	Not affiliated with Jackson Healthcare or Jackson Investment Group.

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly renders fairness opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor, directors and officers have agreed, pursuant to the terms of a letter agreement with us, and their permitted transferees are required to agree, to vote any founder shares and public shares held by them in favor of our initial business combination.

ITEM 11.	EXECUTIVE COMPENSATION

None of our officers or directors have received any compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have paid and will pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. In addition, our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.  Unless otherwise noted, the business address of each of the following entities or individuals is c/o Jackson Acquisition Company, 2655 Northwinds Parkway, Alpharetta, GA 30009.

	Class A Common Stock (1)		Class B Common Stock (2)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Outstanding Common Stock (3)
Citadel Advisors LLC (4)	1,263,101	5.68%	-	-	4.54%
Magnetar Financial LLC (5)	1,250,000	5.62%	-	-	4.49%
RJ Healthcare SPAC, LLC (our sponsor) (6)	-	-	5,447,500	97.93%	19.59%
John Ellis Bush (6)	-	-	5,447,500	97.93%	19.59%
Richard L. Jackson (6)	-	-	5,447,500	97.93%	19.59%
Douglas B. Kline	-	-	15,000	*	*
David A. Perdue, Jr.	-	-	50,000	*	*
Marilyn B. Tavenner	-	-	25,000	*	*
Carlos A. Migoya	-	-	25,000	*	*
All directors and officers as a group (6 individuals)	-	-	5,562,500	100%	20%

*	Less than one percent.

1)	Based on 22,250,000 shares of Class A Common Stock outstanding.

2)
Based on 5,562,500 shares of Class B Common Stock outstanding. Interests shown consist solely of founder shares, which will automatically convert into Class A Common Stock at the time of our initial business combination.

3)	Based on 27,812,500 shares of common stock outstanding, which includes 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock.

4)
Based on a Schedule 13G/A filed on February 14, 2022, which reported ownership as of December 31, 2021, by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (“Mr. Griffin”). Citadel Advisors, CAH and CGP share voting and dispositive power over 1,250,000 of the reported shares. Citadel Securities, CALC4 and CSGP share voting and dispositive power over 13,101of the reported shares.  Mr. Griffin shares voting and dispositive power over the reported shares. The address of the principal business office of each of the reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

5)
Based on a Schedule 13G/A filed on February 4, 2022, which reported ownership as of December 31, 2021, by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”), and Alec N. Litowitz (“Mr. Litowitz”).  Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz share voting and dispositive power over the reported shares. The address of the principal business office for each of the reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

6)
Based on a Schedule 13G filed on February 11, 2022.  RJ Healthcare SPAC, LLC, the Company’s sponsor, is the record holder of the reported shares.  Entities controlled by Richard L. Jackson and John Ellis Bush, respectively, are members of the sponsor and Messrs. Jackson and Bush serve as managers of the sponsor, but Mr. Jackson has two of the three votes on the board of managers and thus holds the ultimate voting and investment control over the shares held by the sponsor. Each of Mr. Jackson and Mr. Bush disclaims beneficial ownership over any securities held by the sponsor in which he does not have any pecuniary interest.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders, but only holders of our Class B Common Stock have the right to elect all of our directors prior to the consummation of our initial business combination. As a result of holding all of the founder shares, our initial stockholders have the right to elect all of our directors prior to the consummation of our initial business combination. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor has purchased an aggregate of 10,347,500 Private Placement Warrants. Each private placement warrant entitles the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option) or during any Charter Extension Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the shares of our Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) will be entitled to registration rights, as described below.

Our sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws. Please see “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfer of Founder Shares and Private Placement Warrants

The founder shares, Private Placement Warrants and any shares of our Class A Common Stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement between us and our sponsor, directors and officers. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of shares of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property, and (2) in the case of the Private Placement Warrants and the respective shares of our Class A Common Stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our directors or officers, any affiliates or family members of any of our directors or officers, our sponsor, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of our initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of the State of Delaware or our sponsor’s LLC agreement upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of our Class A Common Stock for cash, securities or other property subsequent to our completion of our initial business combination (the transferees referred to in clauses (a) through (h) above are called “permitted transferees”); provided, however, that in the case of clauses (a) through (e) and (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of working capital loans (and any shares of our Class A Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement we have entered into requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of our Class A Common Stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described above under “Principal Stockholders - Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 8, 2021, our sponsor subscribed for an aggregate of 8,625,000 founder shares an aggregate purchase price of $25,000. In March 2021, our sponsor transferred 50,000 founder shares to Mr. David A. Perdue, Jr. (who is an independent director and who serves as the Chairman of our Audit Committee), and 25,000 founder shares to each of Ms. Marilyn B. Tavenner and Mr. Carlos A. Migoya, each of whom is an independent director, and 15,000 founder shares to Mr. Douglas B. Kline, our Chief Financial Officer, in each case for the same per share price initially paid by our sponsor, resulting in our sponsor holding 8,510,000 founder shares. On November 22, 2021, our sponsor surrendered 2,875,000 founder shares for no consideration, and on January 6, 2022, as a result of the underwriter’s partial exercise of its over-allotment option, our sponsor surrendered an additional 187,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,562,500 and reducing the aggregate number of founder shares owned by our sponsor to 5,447,500. As of March 21, 2022, our initial stockholders collectively own 20% of our issued and outstanding shares of common stock.

Also on March 8, 2021, our sponsor purchased the founder shares from us for $25,000, and the sponsor paid for the founder shares by delivering a promissory note in the amount of $25,000 to us, resulting in $25,000 due to us from our sponsor as of March 8, 2021. On March 16, 2021, the sponsor paid the $25,000 promissory note in full and the note was cancelled.

Our sponsor purchased an aggregate of 9,560,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred on December 13, 2021 and purchased an additional 787,500 Private Placement Warrants in a private placement that occurred on January 6, 2021 in connection with the underwriter’s partial exercise of its over-allotment option.  Each Private Placement Warrant may be exercised for one share of our Class A Common Stock at a price of $11.50 per share, subject to adjustment as provided herein. The Private Placement Warrants (including the shares of our Class A Common Stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity instead of or prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we agreed to pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination occurs at the latest date of June 13, 2023 (or September 13, 2023 if the sponsor exercises its extension option), an affiliate of our sponsor will be paid a total of $180,000 (or $210,000, as applicable) ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 and the closing of the IPO. These loans were repaid upon completion of the IPO out of the offering proceeds that were allocated for the payment of offering expenses (other than underwriting commissions) and other amounts not held in the Trust Account. There are currently no amounts outstanding under these loans.

In addition, in order to fund working capital or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, Private Placement Warrants and warrants issued upon conversion of working capital loans (if any), which is described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Refer to Note 5 of our financial statements for more information regarding our related party transactions.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our Board of Directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and, if appropriate, approving or ratifying any related person transactions and other significant conflicts of interest, in each case in accordance with our Code of Ethics and our related person transaction policy. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly renders fairness opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which have been or will be made from the proceeds of the IPO and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial business combination:

•	repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering- related and organizational expenses;

•	payment to an affiliate of our sponsor of a total of $10,000 per month for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to fund working capital or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

These payments have been or may be funded using the net proceeds of the IPO and the sale of the Private Placement Warrants not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

Director Independence

NYSE listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s Board of Directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company).

We have three “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our Board of Directors has determined that each of Mr. David A. Perdue, Jr., Ms. Marilyn B. Tavenner, and Mr. Carlos A. Migoya is an independent director under applicable SEC and NYSE listing standards.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered in 2021.

(in thousands)	Year Ended December 31, 2021
Audit Fees	$123,548
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$123,548

Pre‑Approval Policies and Procedures

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Index to Consolidated Financial Statements on page F‑1 of this Annual Report.

(2)	Exhibits: The exhibits listed on the Exhibit Index set forth immediately following Item 16 are filed or furnished as part of this Annual Report. The Exhibit Index is incorporated herein by reference.

ITEM 16.	FORM 10‑K SUMMARY

Not Applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed* or Furnished** Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41128	December 14, 2021	3.1

3.2	Amended and Restated Bylaws of the Company	S-1/A	333-254727	May 12, 2021	3.4

4.1	Specimen Unit Certificate	S-1/A	333-254727	November 22, 2021	4.1

4.2	Specimen Class A Common Stock Certificate	S-1/A	333-254727	November 22, 2021	4.2

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	8-K	001-41128	December 14, 2021	4.1

4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-41128	December 14, 2021	4.1

4.5	Description of Securities					*

10.1	Promissory Note, dated March 8, 2021, issued to RJ Healthcare SPAC, LLC	S-1	333-254727	March 25, 2021	10.1

10.2	Letter Agreement, dated December 8, 2021, by and among the Company, its officers and directors, and RJ Healthcare SPAC, LLC	8-K	001-41128	December 14, 2021	10.1

10.3	Investment Management Trust Agreement, dated December 8, by and between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	001-41128	December 14, 2021	10.2

10.4	Registration Rights Agreement, dated December 8, 2021, by and among the Company and certain security holders	8-K	001-41128	December 14, 2021	10.3

10.5	Administrative Services Agreement, dated December 8, 2021, by and between the Company and RJ Healthcare SPAC, LLC	8-K	001-41128	December 14, 2021	10.4

10.6	Sponsor Warrants Purchase Agreement, dated December 8, 2021, by and between the Company and RJ Healthcare SPAC, LLC	8-K	001-41128	December 14, 2021	10.5

10.7	Securities Subscription Agreement, dated March 8, 2021, by and between the Company and RJ Healthcare SPAC, LLC	S-1	333-254727	March 25, 2021	10.5

10.8	Surrender of Shares and Amendment No. 1 to Securities Subscription Agreement, dated November 22, 2021, by and between the Company and RJ Healthcare SPAC, LLC	S-1/A	333-254727	November 22, 2021	10.9

10.9	Indemnity Agreement, dated December 8, 2021, by and between the Company and John Ellis “Jeb” Bush	8-K	001-41128	December 14, 2021	10.6

10.10	Indemnity Agreement, dated December 8, 2021, by and between the Company and Richard L. Jackson	8-K	001-41128	December 14, 2021	10.7

10.11	Indemnity Agreement, dated December 8, 2021, by and between the Company and Douglas B. Kline	8-K	001-41128	December 14, 2021	10.8

10.12	Indemnity Agreement, dated December 8, 2021, by and between the Company and David A. Perdue, Jr.	8-K	001-41128	December 14, 2021	10.9

10.13	Indemnity Agreement, dated December 8, 2021, by and between the Company and Marilyn B. Tavenner	8-K	001-41128	December 14, 2021	10.10

10.14	Indemnity Agreement, dated December 8, 2021, by and between the Company and Carlos A. Migoya	8-K	001-41128	December 14, 2021	10.13

14.1	Code of Business Conduct and Ethics	S-1/A	333-254727	May 13, 2021	14

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON ACQUISITION COMPANY
Date: March 25, 2022

	By:	/s/ RICHARD L. JACKSON
Richard L. Jackson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD L. JACKSON	President and Chief Executive Officer	March 25, 2022
Richard L. Jackson	(Principal Executive Officer)

/s/ DOUGLAS B. KLINE	Chief Financial Officer and Treasurer	March 25, 2022
Douglas B. Kline	(Principal Financial and Accounting Officer)

/s/ JOHN ELLIS BUSH	Chairman of the Board	March 25, 2022
John Ellis Bush

/s/ CARLOS A. MIGOYA	Director	March 25, 2022
Carlos A. Migoya

/s/ DAVID A. PERDUE, JR.	Director	March 25, 2022
David A. Perdue, Jr.

/s/ MARILYN B. TAVENNER	Director	March 25, 2022
Marilyn B. Tavenner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Jackson Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying -balance sheet of Jackson Acquisition Company (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
March 25, 2022

JACKSON ACQUISITION COMPANY

BALANCE SHEET
As of December 31, 2021

ASSETS
Current Assets:
Cash	$1,923,321
Prepaid expenses	15,350
Other current assets	380,000
Total Current Assets	2,318,671

Investments held in Trust Account	203,000,654

Other assets	355,015
Total Assets	$205,674,340

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,091,191
Accrued offering costs	410,768
Overallotment liability	325,831
Total Current Liabilities	1,827,790

Derivative warrant liabilities	9,584,400
Deferred underwriting commission	7,000,000

Total Liabilities	18,412,190

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 20,000,000 shares (at redemption value of $10.15 per share)	203,000,000

Stockholders' deficit:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; none issued and Outstanding	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	—
Accumulated deficit	(15,738,425)
Total Stockholders’ Deficit	(15,737,850)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$205,674,340

(1)
Includes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7 and Note 11).

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY

STATEMENTS OF OPERATIONS

For the Period March 5, 2021 (Inception) Through December 31, 2021
REVENUE	$—

EXPENSES
Administration fee - related party	5,806
General and administrative	377,338
TOTAL EXPENSES	383,144

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	654
Transaction costs allocable to warrant liability	(836,603)
Excess fair value of private warrants over proceeds	(3,059,200)
Change in fair value of over-allotment liability	94,929
Change in fair value of derivative warrants	16,234,800
TOTAL OTHER INCOME (EXPENSES)	12,434,580

Net income attributable to common stock	$12,051,436

Weighted average number of shares of Class A common stock outstanding, basic and diluted (1)	1,196,013
Basic and diluted net income per share of Class A common stock	$1.95

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,000,000
Basic and diluted net income per share of Class B common stock	$1.95

(1)
Excludes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7 and Note 11).

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of March 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Remeasurement of Class A common stock to redemption value	—	—	(24,425)	(27,789,861)	(27,814,286)

Net income	—	—	—	12,051,435	12,051,435
Balance as of December 31, 2021	5,750,000	$575	$—	$(15,738,425)	$(15,737,850)

(1)
Includes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7 and Note 11).

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

For the period March 5, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income	$12,051,436
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(654)
Change in fair value of derivative liabilities	(16,234,800)
Change in fair value of overallotment liability	(94,929)
Transaction costs allocable to warrant liability	836,603
Excess fair value of private warrants over proceeds	3,059,200
Changes in operating assets and liabilities:
Prepaid expenses	(15,350)
Other current assets	(380,000)
Other assets	(355,015)
Accounts payable and accrued expenses	1,091,191
Net Cash Used In Operating Activities	(42,318)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(203,000,000)
Net Cash Used In Investing Activities	(203,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	196,000,000
Proceeds from sale of Private Placement Warrants	9,560,000
Proceeds from note payable	300,000
Repayment of note payable	(300,000)
Proceeds from issuance of Class B common stock to sponsor	25,000
Payment of offering costs	(619,361)
Net Cash Provided By Financing Activities	204,965,639

Net change in cash	1,923,321
Cash at beginning of period	—
Cash at end of period	$1,923,321

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions	$7,000,000
Initial classification of fair value of Public warrants	$13,200,000
Fair value of overallotment liability	$420,760
Deferred offering costs included in accrued offering costs	$410,768
Initial classification of common stock subject to redemption	$175,185,714

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Jackson Acquisition Company (the “Company”) was incorporated in Delaware on March 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of December 31, 2021, the option had not been exercised (See Note 11).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 9,560,000 warrants (the “Private Placement Warrants”) to RJ Healthcare SPAC, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,560,000. To the extent that the underwriter exercised its 45-day option, the Sponsor would purchase up to an additional 1,050,000 Private Placement Warrants at a purchase price of $1.00 per warrant (See Note 11).

As of December 13, 2021, transaction costs amounted to $12,018,361 consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,018,361 of other offering costs related to the Initial Public Offering. Cash of $1,923,485 was held outside of the Trust Account on December 13, 2021 and was available for working capital purposes. As described in Note 6, the $7,000,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months (or 21 months if extended) from the closing of the Initial Public Offering.

Following the closing of the Initial Public Offering on December 13, 2021, an amount of $203,000,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A common stock classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The shares of the Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified outside of permanent equity as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the ‘Combination Period”) (or 21 months from the closing of the Initial Public Offering if the period of time to consummate a business combination is extended), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Stockholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.15 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of December 31, 2021, the Company had cash of approximately $1.9 million and working capital of approximately $491,000. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available outside of the Trust Account following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of  holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,923,321 and no cash equivalents as of December 31, 2021.

Investments held in Trust Account

At December 31, 2021, the Company had $203.0 million in investments in treasury securities held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $1,018,361 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $11,000,000 (or $4,000,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $7,000,000), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $836,603 were allocated to the Public Warrants and to the Private Placement Warrants and were charged to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the 20,000,000 shares of Class A common stock subject to possible redemption in the amount of $203,000,000 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit of approximately $28 million.

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Transaction costs allocated to Class A common stock	(11,193,526)
Overallotment liability	(420,760)
Proceeds allocated to Public Warrants	(13,200,000)
(24,815,286)

Plus:
Remeasurement of carrying value to redemption value	27,814,286
Class A common stock subject to possible redemption	$203,000,000

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met.  As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. As of December 31, 2021, the Public Warrants are exercisable to purchase an aggregate of 10,000,000 shares of Class A common stock.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Period from March 5, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$2,326,283	$9,725,153
Denominator:
Basic and diluted weighted average shares outstanding	1,196,013	5,000,000

Basic and diluted net income per share of common stock	$1.95	$1.95

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

See Note 9 for additional information regarding liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments were recorded at fair value as of the closing date of the Initial Public Offering (December 13, 2021) and are re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company accounted for the 19,560,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the over-allotment option are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the over-allotment option are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants, the Company recorded a charge to the statement of operations of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company’s financial position.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. See Note 8.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 9,560,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,560,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended March 8, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2021, the Sponsor transferred 115,000 Founder Shares to the Company’s director nominees and one of its officers, resulting in the Sponsor holding 8,510,000 Founder Shares. On November 22, 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in there being an aggregate of 5,750,000 Founder Shares outstanding, of which 750,000 were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised , so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (See Note 11).

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

General and Administrative Services

Commencing on the date the Units were first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the periods ended December 31, 2021, the Company recorded $5,806 in management fees. This amount is outstanding as of December 31, 2021 and is included in accounts payable and accrued expenses on the accompanying balance sheet.

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, the amounts outstanding under the Promissory Note were paid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

The Company will have 18 months from the closing of the Initial Public Offering to complete a Business Combination (or up to 21 months if it extends the period of time to consummate a Business Combination in accordance with the terms described below). If the Company anticipates that it may not be able to consummate a Business Combination within 18 months from the closing of the Initial Public Offering, the Sponsor may, but is not obligated to, cause the Company to extend the period of time to consummate a Business Combination by an additional three months (for a total of 21 months from the closing of the Initial Public Offering to complete a Business Combination); provided that the Sponsor (or its assignees or designees) must deposit into the Trust Account funds in an aggregate amount equal to the number of Public Shares multiplied by $0.10 per share (a total of $2,000,000, or up to $2,300,000 to the extent the underwriter’s over-allotment option is exercised) on or prior to the date that is 18 months from the closing of the Initial Public Offering, in exchange for a non-interest bearing, unsecured promissory note.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the pricing date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions (See Note 11).

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000. Upon the exercise of the over-allotment option in January 2022, the underwriters were paid an additional cash discount of $450,000 and became entitled to an additional deferred fee of $787,500. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of December 31, 2021, there were 20,000,000 shares of Class A common stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of 750,000 shares were subject to forfeiture (see Note 11).

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law. In connection with a Business Combination, the Company may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to or in connection with the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of Class A common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or issuable, to any seller of an interest in the target to us in a Business Combination.

NOTE 8 — WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available. However, the Company will use its commercially reasonable efforts to register or qualify the Class A common stock issuable upon the exercise of the warrants under applicable state securities laws to the extent an exemption from such registration or qualification is not available (including, without limitation, the exemption available so long as the Class A common stock is a “covered security” under (A) Section 18(b)(1) of the Securities Act or (B) solely in the cases of shares of Class A common stock being issued upon cashless exercise of a warrant (if such cashless exercise is permitted under the warrant agreement), Section 18(b)(4)(E) of the Securities Act, provided that, in the case of this clause (B), such warrant is being exercised pursuant and in accordance with Section 3(a)(9) of the Securities Act).

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, consolidations, reorganizations, recapitalizations and other similar transactions).

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive a specified number of shares based on the redemption date and the fair market value of the Class A common stock;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions); and

•
if, and only if, the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, consolidations, reorganizations, recapitalizations and other similar transactions), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 19,560,000 warrants issued in connection with the Initial Public Offering (including 10,000,000 Public Warrants and 9,560,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants are allocated a portion of the proceeds from the issuance of the Units and the Private Placement Warrants equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $25,819,200 on the balance sheet. The proceeds received from the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $3,059,200 to accumulated deficit.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Liabilities:
Overallotment Option	3	$325,831
Warrant liability – Private Placement Warrants	3	4,684,400
Warrant liability – Public Warrants	3	4,900,000
		$9,910,231

The overallotment option granted to the underwriter in connection with the Initial Public Offering (the “Overallotment Option”), Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants and a Black-Scholes model to value the Overallotment Option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. Since the Public Warrants were not publicly trading as of December 31, 2021, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model were as follows for the measurement of the Public Warrants and Private Placement Warrants:

	December 13, 2021		December 31, 2021
Stock price	$9.34		$9.72
Exercise price	$11.50		$11.50
Risk-free interest rate	1.21%		1.26%
Expected life of warrants	6.75	years	6.70	years
Expected volatility of underlying shares	24.7%		10.0%
Dividend yield	0%		0%
Probability of business combination	90%		90%

The key inputs into the Black-Scholes model were as follows for the measurement of the overallotment option:

	December 13, 2021		December 31, 2021
Risk-free interest rate	0.03%		0.03%
Expected life of warrants	0.12	years	0.07	years
Expected volatility of underlying shares	10.0%		10.0%
Dividend yield	0%		0%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities	Overallotment Liability
Fair value at March 5, 2021 (inception)	$—	$—	$—	$—
Initial measurement at December 13, 2021	12,619,200	13,200,000	25,819,200	420,760
Change in fair value	(7,934,800)	(8,300,000)	(16,234,800)	(94,929)
Fair value at December 31, 2021	$4,684,400	$4,900,000	$9,584,400	$325,831

NOTE 10 — INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2021:

December 31, 2021
Deferred tax asset
Net operating loss	$34,498
Startup/organizational costs	45,825
Total deferred tax asset	80,323
Valuation Allowance	(80,323)
Deferred tax asset, net of allowance	$-

The income tax provision (benefit) consists of the following for the period ended December 31, 2021:

Period Ended December 31, 2021
Federal
Current	$-
Deferred	(80,323)
State and Local
Current	-
Deferred	-
Change in valuation allowance	80,323
Income tax provision	$-

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $164,278 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the change in the valuation allowance was $60,388.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the period ended December 31, 2021:

Period Ended December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.00%
Change in fair value of warrant liability	(22.96)%
Change in fair value of overallotment liability	(0.17)%
Transaction costs allocable to warrant liability	1.46%
Change in valuation allowance	0.67%
Income tax provision (benefit)	0.00%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events other than the below that would have required adjustment to or disclosure in the financial statement.

On January 6, 2022, the Company consummated the closing of the sale of 2,250,000 additional Units at a price of $10.00 per Unit upon receiving notice of the underwriter’s election to partially exercise its overallotment option, generating additional gross proceeds of $22,500,000 and incurred additional offering costs of $1,237,500 in underwriting fees.  Simultaneously with the exercise of the overallotment option, the Company consummated the private sale of an additional 787,500 private placement warrants to the Sponsor, generating gross proceeds of $787,500. Of the additional $1,237,500 in underwriting fees, $787,500 is deferred until the completion of the Company’s initial Business Combination. As a result of the underwriter’s election to partially exercise its overallotment option, the Sponsor surrendered to the Company for cancellation 187,500 shares of the Company’s Class B common stock resulting in 5,562,500 shares of Class B common stock outstanding.