Form 10-Q
period 2022-03-31
Jackson Acquisition Co
filed 2022-05-23
CIK 1852495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File Number: 001-41128

Jackson Acquisition Company
(Exact name of registrant as specified in its charter)

Delaware	86-2494888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2655 Northwinds Parkway Alpharetta, GA	30009 (Zip Code)
(Address of principal executive offices)

(678) 690-1079
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable warrant	RJAC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	RJAC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	RJAC.WS	The New York Stock Exchange

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 23, 2022, there were 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q, or Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses and our target industries;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ liquidity and trading;

•	the market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Quarterly Report and our Annual Report on Form 10-K.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JACKSON ACQUISITION COMPANY
INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	F-2
Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the Period March 5, 2021 (inception) through March 31, 2021 (unaudited)	F-3
Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2022 and for the Period from March 5, 2021 (inception) through March 31, 2021 (unaudited)	F-4
Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the Period from March 5, 2021 (inception) through March 31, 2021 (unaudited)	F-5
Notes to the Condensed Financial Statements (unaudited)	F-6

JACKSON ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$877,012	$1,923,321
Prepaid expenses and other current assets	386,134	395,350
Total Current Assets	1,263,146	2,318,671

Investments held in the Trust Account	225,859,606	203,000,654

Other assets	261,325	355,015
Total Assets	$227,384,077	$205,674,340

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$505,537	$1,091,191
Accrued offering costs	399,000	410,768
Overallotment liability	—	325,831
Total Current Liabilities	904,537	1,827,790

Derivative warrant liabilities	4,294,500	9,584,400
Deferred underwriting commission	7,787,500	7,000,000
Total liabilities	12,986,537	18,412,190

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 22,250,000 and 20,000,000 shares at March 31, 2022 and December 31, 2021, respectively (at redemption value of $10.15 per share)	225,837,500	203,000,000

Stockholders’ deficit:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 22,250,000 and 20,000,000 shares at March 31, 2022 and December 31, 2021, respectively, subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,562,500 and 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (1)	556	575
Additional paid-in capital	—	—
Accumulated deficit	(11,440,516)	(15,738,425)
Total Stockholders’ Deficit	(11,439,960)	(15,737,850)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$227,384,077	$205,674,340

(1)
Share amount at December 31, 2021, includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 5, 2021 (Inception) Through March 31, 2021

EXPENSES
Administration fee - related party	$30,000	$—
General and administrative	521,793	14,000
TOTAL EXPENSES	551,793	14,000

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	21,452	—
Transaction costs allocable to derivative warrant liabilities	(25,112)	—
Change in fair value of derivative warrant liabilities	6,227,025	—
TOTAL OTHER INCOME	6,223,365	—

Net income (loss)	$5,671,572	$(14,000)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	22,100,000
Basic and diluted net income per share of Class A common stock	$0.21

Weighted average number of shares of Class B common stock outstanding, basic and diluted(1)	5,525,000	5,000,000
Basic and diluted net income per share of Class B common stock	$0.21	$(0.00)

(1)
Share amount at March 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022(1)	5,750,000	$575	$—	$(15,738,425)	$(15,737,850)

Forfeiture of Class B common stock	(187,500)	(19)	19	—	—

Proceeds in excess of fair value of Private Placement Warrants	—	—	401,625	—	401,625

Remeasurement of Class A common stock to redemption value	—	—	(401,644)	(1,373,663)	(1,775,307)

Net income	—	—	—	5,671,572	5,671,572
Balance as of March 31, 2022	5,562,500	$556	$—	$(11,440,516)	$(11,439,960)

FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(14,000)	(14,000)
Balance as of March 31, 2021	5,750,000	$575	$24,425	$(14,000)	$11,000

(1)
Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31, 2022	For the Period From March 5, 2021 (Inception) Through March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$5,671,572	$(14,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	14,000
Investment income earned on Investments held in the Trust Account	(21,452)	—
Transaction costs allocable to derivative warrant liabilities	25,112	—
Gain on change in fair value of derivative warrant liabilities	(6,227,025)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,216	—
Other assets	93,690	—
Accounts payable and accrued expenses	(585,654)	—
Net Cash Used In Operating Activities	(1,034,541)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(22,837,500)	—
Net Cash Used In Investing Activities	(22,837,500)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in exercise of underwriter over-allotment option, net of underwriting fee	22,050,000	—
Proceeds from sale of Private Placement Warrants	787,500	—
Proceeds from note payable	—	300,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(11,768)	(89,889)
Net Cash Provided By Financing Activities	22,825,732	235,111

Net change in cash	(1,046,309)	235,111

Cash at beginning of period	1,923,321	—
Cash at end of period	$877,012	$235,111

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$70,000
Deferred underwriters’ commissions	$787,500	$—
Initial classification of fair value of Public and Private warrants from exercise of underwriter over-allotment option	$937,125	$—
Initial classification of common stock subject to redemption from exercise of underwriter over-allotment option	$22,837,500	$—
Remeasurement of Class A common stock to redemption value	$1,373,663	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 6, 2022, the over-allotment option was partially exercised by the underwriter, and the Company sold an additional 2,250,000 units generating gross proceeds of $22,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 9,560,000 warrants (the “Private Placement Warrants”) to RJ Healthcare SPAC, LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,560,000. To the extent that the underwriter exercised its 45-day option, the Sponsor would purchase up to an additional 1,050,000 Private Placement Warrants at a purchase price of $1.00 per warrant. On January 6, 2022, the underwriter option was partially exercised by the underwriter and the Company sold an additional 787,500 private placement warrants generating proceeds of $787,500.

Transaction costs amounted to $13,255,861 consisting of $4,450,000 of underwriting fees, $7,787,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,018,361 of other offering costs related to the Initial Public Offering. Cash of $877,012 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 6, the $7,787,500 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months (or 21 months if extended) from the closing of the Initial Public Offering.

Following the closing of the Initial Public Offering on December 13, 2021 and the partial exercise of the over-allotment option, an amount of $225,837,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Liquidity and Management’s Plan

As of March 31, 2022, the Company had cash of approximately $877,000 and working capital of approximately $396,000. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available outside of the Trust Account following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Reclassification

Certain amounts have been reclassified as of December 31, 2021 to conform to the current presentation.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $877,012 and $1,923,321 as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $225.9 million and $203.0 million in investments in treasury securities held in the Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $1,192,528 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,237,500 (or $4,450,000 paid in cash upon the closing of the Initial Public Offering and partial exercise of the over-allotment option and a deferred fee of $7,787,500), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $836,603 were allocated to the Public Warrants and to the Private Placement Warrants and were charged to the statement of operations at December 31, 2021. Upon close of the partial exercise of the over-allotment option, $99,276 of costs were charged to the accompanying condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 22,250,000 and 20,000,000 shares of Class A common stock subject to possible redemption in the amount of $225,837,500 and $203,000,000, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$222,500,000
Less:
Transaction costs allocated to Class A common stock	(12,500,843)
Proceeds allocated to Public Warrants	(13,751,250)
(26,313,306)

Plus:
Remeasurement of carrying value to redemption value as of December 31, 2021	27,814,286
Remeasurement of carrying value to redemption value as of March 31, 2022	1,775,307
Class A common stock subject to possible redemption	$225,837,500

At December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Transaction costs allocated to Class A common stock	(11,193,526)
Overallotment liability	(420,760)
Proceeds allocated to Public Warrants	(13,200,000)
(24,815,286)

Plus:
Remeasurement of carrying value to redemption value	27,814,286
Class A common stock subject to possible redemption	$203,000,000

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented. As of March 31, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three months ended March 31, 2022	For the Period From March 5, 2021 (inception) Through March 31, 2021

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$4,537,258
Denominator: Basic and diluted weighted average shares outstanding	22,100,000
Basic and diluted net income per share, Class A Common Stock	$0.21

Class B Non-redeemable common stock
Numerator: Income (loss) allocable to Class B common stock	$1,134,314	(14,000)
Denominator: Basic and diluted weighted average shares outstanding	5,525,000	5,000,000
Basic and diluted net loss per share, Class B Common Stock	$0.21	(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments were recorded at fair value as of the closing date of the Initial Public Offering (December 13, 2021) and are re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company accounts for the 21,472,500 warrants issued in connection with the Initial Public Offering and Private Placement and the exercise of the over-allotment option in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the over-allotment option are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the over-allotment option are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. The over-allotment option expired in January 2022 and is no longer subject to fair value measurements.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On March 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the close of the Initial Public Offering, the Company recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the close of the partial exercise of the over-allotment option, the Company recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed balance sheets.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. See Note 8. On January 6, 2022, the over-allotment option was partially exercised by the underwriter, and the Company sold an additional 2,250,000 units generating gross proceeds of $22,500,000.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 9,560,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,560,000. On January 6, 2022, the underwriter option was partially exercised by the underwriter and the Company sold an additional 787,500 private placement warrants generating gross proceeds of $787,500.

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

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended March 31, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2021, the Sponsor transferred 115,000 Founder Shares to the Company’s director nominees and one of its officers, resulting in the Sponsor holding 8,510,000 Founder Shares. On November 22, 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in there being an aggregate of 5,750,000 Founder Shares outstanding, of which 750,000 were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised , so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the partial exercise of the underwriter’s over-allotment option. Upon the partial exercise of the over-allotment option by the underwriters, 187,500 shares of Class B common stock were forfeited and 5,562,500 were outstanding at March 31, 2022.

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

General and Administrative Services

Commencing on the date the Units were first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $30,000 in management fees. No amount is outstanding as of March 31, 2022.

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

The Company will have 18 months from the closing of the Initial Public Offering to complete a Business Combination (or up to 21 months if it extends the period of time to consummate a Business Combination in accordance with the terms described below). If the Company anticipates that it may not be able to consummate a Business Combination within 18 months from the closing of the Initial Public Offering, the Sponsor may, but is not obligated to, cause the Company to extend the period of time to consummate a Business Combination by an additional three months (for a total of 21 months from the closing of the Initial Public Offering to complete a Business Combination); provided that the Sponsor (or its assignees or designees) must deposit into the Trust Account funds in an aggregate amount equal to the number of Public Shares multiplied by $0.10 per share (a total of $2,225,000 on or prior to the date that is 18 months from the closing of the Initial Public Offering, in exchange for a non-interest bearing, unsecured promissory note.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. This option was partially exercised on January 6, 2022 for 2,250,000 additional Units.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000. Upon the exercise of the over-allotment option on January 6, 2022, the underwriters were paid an additional cash discount of $450,000 and became entitled to an additional deferred fee of $787,500. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Vendor Agreements

As of March 31, 2022 and December 31, 2021, the Company had incurred legal fees related to the Initial Public Offering of approximately $473,200 and $428,500, respectively, and are included in accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of March 31, 2022 and December 31, 2021, there were 22,250,000 and 20,000,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,562,500 and 5,750,000 shares, respectively, of Class B common stock issued and outstanding. Upon the partial exercise of the over-allotment option, 187,500 shares of Class B common stock were forfeited.

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

The Company accounts for the 21,472,500 warrants issued in connection with the Initial Public Offering and the partial exercise of the underwriter’s over-allotment option (including 11,125,000 Public Warrants and 10,347,500 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Upon issuance of the derivative warrants at the close of the Initial Public Offering, the Company recorded a derivative liability of $25,819,200 on the balance sheet as of December 13, 2021. The fair value of the Private Placement Warrants exceeded the proceeds received from the Private Placement Warrants, and the Company recorded a charge of $3,059,200 to accumulated deficit during the period ended December 31, 2021. Upon issuance of the derivative warrants at the close of the sale of the Over-Allotment Units on January 6, 2022, the Company recorded a derivative liability of $937,125 on the condensed balance sheets. The proceeds received from the sale of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded $401,625 to additional paid in capital.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2022	Level	December 31, 2021

Assets:
Investments held in Trust Account	1	$225,859,606	1	$203,000,654

Liabilities:
Warrant liability – Private Placement Warrants	3	$2,225,000	3	$4,684,400
Warrant liability – Public Warrants	1	$2,069,500	3	$4,900,000
Over-allotment option	3	$-	3	$325,831

The overallotment option granted to the underwriter in connection with the Initial Public Offering (the “Overallotment Option”), the Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants and a Black-Scholes model to value the Overallotment Option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. Since the Public Warrants were not publicly trading as of December 31, 2021, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

As of March 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2022 for the Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$9,910,231
Fair value at issuance over over-allotment warrants	937,125
Exercise and expiration of over-allotment option	(325,831)
Transfer of public warrants to Level 1 during the three months ended March 31, 2022	(5,451,250)
Change in fair value of derivative warrant liabilities	(3,000,775)
Balance, fair value at March 31, 2022	$2,069,500

The key inputs into the Monte Carlo simulation model were as follows for the measurement of the Public Warrants and Private Placement Warrants:

	March 31, 2022		January 6, 2022		December 31, 2021
Stock price	$9.88		$9.72		$9.72
Exercise price	$11.50		$11.50		$11.50
Risk-free interest rate	2.42%		1.26%		1.26%
Expected life of warrants	5.73	years	6.70	years	6.70	years
Expected volatility of underlying shares	2.95%		10.0%		10.0%
Dividend yield	0%		0%		0%
Probability of business combination	85%		90%		90%

The key inputs into the Black-Scholes model were as follows for the measurement of the overallotment option:

	December 31, 2021
Risk-free interest rate	0.03%
Expected life of warrants	0.07	years
Expected volatility of underlying shares	10.0%
Dividend yield	0%

Upon the partial exercise of the underwriters’ over-allotment option on January 6, 2022, the over-allotment option expired and the Company recorded $325,831 to the additional paid-in capital.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Over-allotment Liability	Total
Fair value at December 31, 2021	$4,684,400	$4,900,000	$325,831	$9,910,231
Issuance upon exercise of over-allotment option	385,875	551,250	-	937,125
Change in fair value	(3,000,775)	(3,226,250)	-	(6,227,025)
Exercise and expiration of over-allotment option	-	-	(325,831)	(325,831)
Fair value at March 31, 2022	$2,069,500	$2,225,000	$-	$4,294,500

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occured after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our historical condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

We are a blank check company, incorporated as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we have engaged in discussions with multiple potential targets, as of the date hereof we have not entered into a definitive agreement with respect to an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placements, our capital stock, debt or a combination of cash, stock and debt.

On December 13, 2021, we completed our Initial Public Offering of 20,000,000 Units and the simultaneous Private Placement of an aggregate of 9,560,000 Private Placement Warrants to our sponsor. On January 6, 2022, the underwriter partially exercised its option to purchase additional Units to cover over-allotments, if any, and purchased an additional 2,250,000 Units, generating gross proceeds of $22,500,000.  Also on January 6, 2022, in connection with the underwriter’s partial exercise of its over-allotment option, we completed the Additional Private Placement of an additional 787,500 Private Placement Warrants to our sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $787,500. An aggregate of $225,837,500 in proceeds from the Initial Public Offering, partial exercise of the underwriter’s over-allotment option and the Private Placements has been placed in the Trust Account.

As of March 31, 2022, we had cash of $877,012 and working capital of $358,609. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2021 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, and the search for a target company for an initial business combination.  We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $5,671,572, which consists of a gain in fair value of the derivative warrant liabilities of $6,227,025 and interest income on marketable securities held in the trust account of $21,452 offset by operating costs of $551,793 and transaction costs related to derivative warrant liabilities of $25,112.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Class B Common Stock by our sponsor and loans from our sponsor, as described in Note 1 to our financial statements.  As of May 6, 2022, the Trust Account had a balance of $225,912,989.  In connection with the Initial Public Offering, including the underwriter’s exercise of its overallotment option on January 6, 2022, and Private Placements, an aggregate of $225,837,500 in proceeds was placed in the Trust Account. The funds in the Trust Account have been or will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2022, net cash used in operating activities was $1,034,541. Net income was $5,671,572 primarily as a result of the gain in fair value of the derivative warrant liabilities of $6,227,025 and interest income of $21,452. These amounts were offset by transaction costs related to derivative warrant liabilities of $25,112. Net cash used for changes in operating assets and liabilities was $482,748.

As of March 31, 2022, we held approximately $877,000 outside the Trust Account. In addition to expenses incurred as a result of being a public company mentioned above, we expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of March 31, 2022, we had working capital of approximately $359,000. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, any affiliate of our sponsor, or our officers or directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, or another affiliate of our sponsor, or our officers and directors, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements prior to an initial business combination to include approximately $210,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $160,000 for legal and accounting fees related to regulatory reporting requirements; $218,000 for the NYSE continued listing fees; $150,000 for office space, administrative and support services; and $80,000 for general working capital that will be used for miscellaneous expenses and taxes net of estimated interest income.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placements, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

For the three months ended March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the 22,250,000 shares of Class A Common Stock subject to possible redemption in the amount of $225,837,500 is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented. As of March 31, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 13, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Warrants and the Private Placement Warrants meet the definition of a derivative, such warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On March 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the closing of the Initial Public Offering, we recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the closing of the partial exercise of the over-allotment option, we recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments and improper accounting for accruals, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operation or financial conditions.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than as set forth below.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, or changes in market practice by market participants in response to the proposed rules, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

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

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our sponsor, the underwriters or their permitted transferees: (1) they will not be redeemable by us, except as otherwise set forth in the terms thereof; (2) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or the underwriters, until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights; and (5) with respect to Private Placement Warrants held by the underwriters, they will not be exercisable more than five years from the effective date of the Initial Public Offering registration statement in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(f)(2)(G)(i). No underwriting discounts or commissions were paid with respect to such sale. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On December 13, 2021, we consummated our Initial Public Offering of 20,000,000 Units. The Units were sold at a price of $10.00 per Unit, and the Initial Public Offering generated gross proceeds of $200,000,000. BofA Securities, Inc. acted as the sole book-running manager of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254727). The SEC declared the registration statement effective on December 8, 2021. On January 6, 2022, the underwriter partially exercised its option to purchase additional Units to cover over-allotments, if any, and purchased an additional 2,250,000 Units, generating gross proceeds of $22,500,000.

We paid a total of $4,450,000 in underwriting fees related to the Initial Public Offering. In addition, the representative of the sole underwriter agreed to defer $7,787,500 in underwriting fees.

On December 13, 2021, a total of $203,000,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in the Trust Account. On January 6, 2022, a total of $22,837,500 of the net proceeds from the closing of the over-allotment option and the Additional Private Placement were deposited into the Trust Account, resulting in a total deposit of $225,837,500 in the Trust Account since the Trust Account was established. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are available for a business combination, assuming no redemptions, after payment of $7,787,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination. The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2022

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed* or Furnished** Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41128	December 14, 2021	3.1
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-254727	May 12, 2021	3.4
4.1	Specimen Unit Certificate	S-1/A	333-254727	November 22, 2021	4.1
4.2	Specimen Class A Common Stock Certificate	S-1/A	333-254727	November 22, 2021	4.2
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	8-K	001-41128	December 14, 2021	4.1
4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-41128	December 14, 2021	4.1
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jackson Acquisition Company

May 23, 2022	By:	/s/ Richard L. Jackson
Name: Richard L. Jackson
Title: Chief Executive Officer

May 23, 2022	By:	/s/ Douglas B. Kline
Name: Douglas B. Kline
Title: Chief Financial Officer