Form 10-Q
period 2022-06-30
Jackson Acquisition Co
filed 2022-08-12
CIK 1852495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 11, 2022, there were 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JACKSON ACQUISITION COMPANY
INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	F-2
Condensed Statements of Operations for the Three Months ended June 30, 2022 and 2021, for the Six Months ended June 30, 2022 and the Period from March 5, 2021 (inception) through June 30, 2021 (unaudited)
F-3
Condensed Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2022 and the Period from March 5, 2021 (inception) through June 30, 2021 (unaudited)	F-4
Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the Period from March 5, 2021 (inception) through June 30, 2021 (unaudited)	F-5
Notes to the Condensed Financial Statements (unaudited)	F-6

JACKSON ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$673,085	$1,923,321
Prepaid expenses and other current assets	434,464	395,350
Total Current Assets	1,107,549	2,318,671

Investments held in the Trust Account	226,092,718	203,000,654

Other assets	169,450	355,015
Total Assets	$227,369,717	$205,674,340

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$509,642	$1,091,191
Accrued offering costs	399,000	410,768
Income taxes payable	34,498	—
Overallotment liability	—	325,831
Total Current Liabilities	943,140	1,827,790

Derivative warrant liabilities	3,220,875	9,584,400
Deferred underwriting commission	7,787,500	7,000,000
Total liabilities	11,951,515	18,412,190

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 22,250,000 and 20,000,000 shares at June 30, 2022 and December 31, 2021, respectively	226,058,910	203,000,000

Stockholders’ deficit:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 22,250,000 and 20,000,000 shares at June 30, 2022 and December 31, 2021, respectively, subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,562,500 and 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (1)	556	575
Additional paid-in capital	—	—
Accumulated deficit	(10,641,264)	(15,738,425)
Total Stockholders’ Deficit	(10,640,708)	(15,737,850)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$227,369,717	$205,674,340

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

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended	For the Period March 5, 2021 (Inception) Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$30,000	$—	$60,000	$—
General and administrative	287,769	494	809,562	14,494
TOTAL EXPENSES	317,769	494	869,562	14,494

OTHER INCOME (EXPENSES)
Income earned on Investments held in Trust Account	299,304	—	320,756	—
Transaction costs allocable to derivative warrant liabilities	—	—	(25,112)	—
Change in fair value of derivative warrant liabilities	1,073,625	—	7,300,650	—
TOTAL OTHER INCOME (EXPENSES) - NET	1,372,929	—	7,596,294	—

Income (loss) before provision for income taxes	1,055,160	(494)	6,726,732	(14,494)

Provision for income taxes	(34,498)	—	(34,498)	—

Net income (loss)	$1,020,662	$(494)	$6,692,234	$(14,494)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	22,250,000	—	22,175,414	—
Basic and diluted net income per share of Class A common stock	$0.04	$—	$0.24	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted(1)	5,562,500	5,000,000	5,543,854	5,000,000
Basic and diluted net income (loss) per share of Class B common stock	$0.04	$(0.00)	$0.24	$(0.00)

(1)
Share amount at June 30, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022(1)	5,750,000	$575	$—	$(15,738,425)	$(15,737,850)

Forfeiture of Class B common stock	(187,500)	(19)	19	—	—

Proceeds in excess of fair value of Private Placement Warrants	—	—	401,625	—	401,625

Remeasurement of Class A common stock to redemption value	—	—	(401,644)	(1,373,663)	(1,775,307)

Net income	—	—	—	5,671,572	5,671,572
Balance as of March 31, 2022	5,562,500	556	—	(11,440,516)	(11,439,960)

Remeasurement of Class A common stock to redemption value	—	—	—	(221,410)	(221,410)

Net income	—	—	—	1,020,662	1,020,662
Balance as of June 30, 2022	5,562,500	$556	$—	$(10,641,264)	$(10,640,708)

FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 5, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(14,000)	(14,000)
Balance as of March 31, 2021	5,750,000	$575	$24,425	$(14,000)	$11,000

Net loss	—	—	—	(494)	(494)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(14,494)	$10,506

(1)
Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30, 2022	For the Period From March 5, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$6,692,234	$(14,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	14,000
Investment income earned on investments held in the Trust Account	(320,756)	—
Transaction costs allocable to derivative warrant liabilities	25,112	—
Gain on change in fair value of derivative warrant liabilities	(7,300,650)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,114)	—
Other assets	185,565	—
Accounts payable and accrued expenses	(581,549)	—
Income taxes payable	34,498	—
Net Cash Used In Operating Activities	(1,304,660)	(494)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(22,837,500)	—
Interest released from Trust Account	66,192	—
Net Cash Used In Investing Activities	(22,771,308)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in exercise of underwriter over-allotment option, net of underwriting fee	22,050,000	—
Proceeds from sale of Private Placement Warrants	787,500	—
Proceeds from note payable	—	300,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(11,768)	(119,696)
Net Cash Provided By Financing Activities	22,825,732	205,304

Net change in cash	(1,250,236)	204,810

Cash at beginning of period	1,923,321	—
Cash at end of period	$673,085	$204,810

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$170,000
Deferred underwriters’ commissions	$787,500	$—
Initial classification of fair value of Public and Private warrants	$937,125	$—
Initial classification of common stock subject to redemption	$22,837,500	$—
Remeasurement of Class A common stock to redemption value	$1,595,073	$—

JACKSON ACQUISITION COMPANY

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,255,861 consisting of $4,450,000 of underwriting fees, $7,787,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,018,361 of other offering costs related to the Initial Public Offering. Cash of $673,085 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 6, the $7,787,500 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months (or 21 months if extended) from the closing of the Initial Public Offering.

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

Going Concern Consideration

At June 30, 2022, the Company had cash outside of trust of $673,085 and working capital of $164,409. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The condensed balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $673,085 and $1,923,321 as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $226.1 million and $203.0 million in investments in treasury securities held in the Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $1,018,361 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,237,500 (or $4,450,000 paid in cash upon the closing of the Initial Public Offering and partial exercise of the over-allotment option and a deferred fee of $7,787,500), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $836,603 were allocated to the Public Warrants and to the Private Placement Warrants and were charged to the statement of operations at December 31, 2021. Upon close of the partial exercise of the over-allotment option, $25,112 of costs were charged to the accompanying condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 22,250,000 and 20,000,000 shares of Class A common stock subject to possible redemption in the amount of $226,058,910 and $203,000,000, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$222,500,000
Less:
Transaction costs allocated to Class A common stock	(12,500,843)
Proceeds allocated to Public Warrants	(13,751,250)
(26,252,093)

Plus:
Remeasurement of carrying value to redemption value as of December 31, 2021	27,814,286
Remeasurement of carrying value to redemption value as of June 30, 2022	1,996,717
Class A common stock subject to possible redemption	$226,058,910

At December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Transaction costs allocated to Class A common stock	(11,193,526)
Overallotment liability	(420,760)
Proceeds allocated to Public Warrants	(13,200,000)
(24,814,286)

Plus:
Remeasurement of carrying value to redemption value	27,814,286
Class A common stock subject to possible redemption	$203,000,000

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings (loss) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share for the periods presented. As of June 30, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months Ended June 30, 2022	Three months ended June 30, 2021

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$816,530
Denominator: Basic and diluted weighted average shares outstanding	22,250,000
Basic and diluted net income per share, Class A Common Stock	$0.04

Class B Non-redeemable common stock
Numerator: Income (loss) allocable to Class B common stock	$204,132	$(494)
Denominator: Basic and diluted weighted average shares outstanding	5,562,500	5,000,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.04	$(0.00)

	Six months Ended June 30, 2022	For the Period from March 5, 2021 (inception) through June 30, 2021

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$5,353,787
Denominator: Basic and diluted weighted average shares outstanding	22,175,414
Basic and diluted net income per share, Class A Common Stock	$0.24

Class B Non-redeemable common stock
Numerator: Income (loss) allocable to Class B common stock	$1,338,447	$(14,494)
Denominator: Basic and diluted weighted average shares outstanding	5,543,854	5,000,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.24	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of June 30, 2022 and December 31, 2021, the Company's deferred tax asset had a full valuation allowance recorded against it. The Company's effective tax rate was 3.3% and 0.5% for the three and six months ended June 30, 2022, respectively, and 0.00% for each of the three and six months ended June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, due to changes in fair value of warrant liabilities and the valuation allowance on the deferred tax assets.

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

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception.

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On June 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the close of the Initial Public Offering, the Company recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the close of the partial exercise of the over-allotment option, the Company recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed balance sheets.

NOTE 3 - INITIAL PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENTS

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

NOTE 5 - RELATED PARTIES

Founder Shares

During the period ended March 31, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2021, the Sponsor transferred 115,000 Founder Shares to the Company’s director nominees and one of its officers, resulting in the Sponsor holding 8,510,000 Founder Shares. On November 22, 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in there being an aggregate of 5,750,000 Founder Shares outstanding, of which 750,000 were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised , so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the partial exercise of the underwriter’s over-allotment option. Upon the partial exercise of the over-allotment option by the underwriters, 187,500 shares of Class B common stock were forfeited and 5,562,500 were outstanding at June 30, 2022.

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

General and Administrative Services

Commencing on the date the Units were first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000 in management fees, respectively. No amount is outstanding as of June 30, 2022.

Promissory Note - Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Vendor Agreements

As of June 30, 2022 and December 31, 2021, the Company had incurred legal fees related to the Initial Public Offering of approximately $473,200 and $428,500, respectively, and are included in accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of June 30, 2022 and December 31, 2021, there were 22,250,000 and 20,000,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,562,500 and 5,750,000 shares, respectively, of Class B common stock issued and outstanding. Upon the partial exercise of the over-allotment option, 187,500 shares of Class B common stock were forfeited.

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

NOTE 8 - WARRANTS LIABILITIES

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00-Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00-Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	Level	December 31, 2021

Assets:
Investments held in Trust Account	1	$226,092,718	1	$203,000,654

Liabilities:
Warrant liability - Private Placement Warrants	3	$1,552,125	3	$4,684,400
Warrant liability - Public Warrants	1	$1,668,750	3	$4,900,000
Over-allotment option	3	$-	3	$325,831

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

As of June 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2022 for the Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$9,910,231
Fair value at issuance over over-allotment warrants	937,125
Exercise and expiration of over-allotment option	(325,831)
Transfer of public warrants to Level 1 during the three months ended March 31, 2022	(5,451,250)
Change in fair value of derivative warrant liabilities	(3,000,775)
Balance, fair value at March 31, 2022	2,069,500
Change in fair value of derivative warrant liabilities	(517,375)
Balance, fair value at June 30, 2022	$1,552,125

The key inputs into the Monte Carlo simulation model were as follows for the measurement of the Public Warrants and Private Placement Warrants:

	June 30, 2022		January 6, 2022		December 31, 2021
Stock price	$9.84		$9.72		$9.72
Exercise price	$11.50		$11.50		$11.50
Risk-free interest rate	3.01%		1.26%		1.26%
Expected life of warrants	5.60	years	6.70	years	6.70	years
Expected volatility of underlying shares	3.00%		10.0%		10.0%
Dividend yield	0%		0%		0%
Probability of business combination	42%		90%		90%

The key inputs into the Black-Scholes model were as follows for the measurement of the overallotment option:

	December 31, 2021
Risk-free interest rate	0.03%
Expected life of warrants	0.07	Years
Expected volatility of underlying shares	10.0%
Dividend yield	0%

Upon the partial exercise of the underwriters’ over-allotment option on January 6, 2022, the over-allotment option expired and the Company recorded $325,831 to the additional paid-in capital.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Over-allotment Liability	Total
Fair value at December 31, 2021	$4,684,400	$4,900,000	$325,831	$9,910,231
Issuance upon exercise of over-allotment option	385,875	551,250	-	937,125
Change in fair value	(3,518,150)	(3,782,500)	-	(7,300,650)
Exercise and expiration of over-allotment option	-	-	(325,831)	(325,831)
Fair value at June 30, 2022	$1,552,125	$1,668,750	$-	$3,220,875

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As of June 30, 2022, we had cash of $673,085 and working capital of $164,409. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2021 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, and the search for a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,020,662, which consists of a gain in fair value of the derivative warrant liabilities of $1,073,625 and interest income on marketable securities held in the trust account of $299,304 offset by operating costs of $317,769. In addition, the Company recorded an income tax provision of $34,498.

For the six months ended June 30, 2022, we had a net income of $6,692,234 which consists of a gain in fair value of the derivative warrant liabilities of $7,300,650 and interest income on marketable securities held in the trust account of $320,756 offset by operating costs of $869,562 and transaction costs related to derivative warrant liabilities of $25,112. In addition, the Company recorded an income tax provision of $34,498.

For the three months ended June 30, 2021 and for the period from March 5, 2021 (inception) through June 30, 2021, the Company had net losses of $494 and $14,494, respectively, which consisted solely of operating costs.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Class B Common Stock by our sponsor and loans from our sponsor, as described in Note 1 to our condensed financial statements. As of August 5, 2022, the Trust Account had a balance of $226,353,577. In connection with the Initial Public Offering, including the underwriter’s exercise of its overallotment option on January 6, 2022, and Private Placements, an aggregate of $225,837,500 in proceeds was placed in the Trust Account. The funds in the Trust Account have been or will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2022, net cash used in operating activities was $1,304,660. Net income was $6,692,234 primarily as a result of the gain in fair value of the derivative warrant liabilities of $7,300,650 and interest income of $320,756. These amounts were offset by transaction costs related to derivative warrant liabilities of $25,112. Net cash used for changes in operating assets and liabilities was $400,600. For the period from March 5, 2021 (inception) through June 30, 2021, net cash used in operating activities was $494. Net loss was $14,494 primarily as a result of the formation and operating costs for the period. These amounts were offset by formation and organization costs paid by related parties of $14,000.

As of June 30, 2022, we held approximately $673,100 outside the Trust Account and working capital of approximately $164,400. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

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

If our estimates of the costs of our primary liquidity requirements prior to an initial business combination, including the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placements, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

For the three months ended June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of our condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the 22,250,000 shares of Class A Common Stock subject to possible redemption in the amount of $226,058,910 is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings (loss) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share for the periods presented. As of June 30, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

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

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On June 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the closing of the Initial Public Offering, we recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the closing of the partial exercise of the over-allotment option, we recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments and proper accounting for accruals, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2022.

We have sought to remediate this material weakness by, among other things, devoting additional effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments and proper accounting for accruals. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements as well as the proper accounting for accruals. As we continue to evaluate and work to improve our internal control over financial reporting, management will continue to review and make necessary changes to the overall design of our internal controls.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operation or financial conditions.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factor presented in the Quarterly Report on Form 10-Q for the period ended March 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed* or Furnished** Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41128	December 14, 2021	3.1
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-254727	May 12, 2021	3.4
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jackson Acquisition Company

August 12, 2022	By:	/s/ Richard L. Jackson
Name: Richard L. Jackson
Title: Chief Executive Officer

August 12, 2022	By:	/s/ Douglas B. Kline
Name: Douglas B. Kline
Title: Chief Financial Officer