Form 10-Q
period 2022-09-30
Jackson Acquisition Co
filed 2022-11-10
CIK 1852495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

As of November 10, 2022, there were 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

•
other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Quarterly Report and our Annual Report on Form 10-K, as supplemented by the risk factor presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K, as supplemented by the risk factor presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JACKSON ACQUISITION COMPANY
INDEX TO FINANCIAL STATEMENTS
Financial Statements:
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	F-2
Condensed Statements of Operations for the Three Months ended September 30, 2022 and 2021, for the Nine Months ended September 30, 2022 and the Period from March 5, 2021 (inception) through September 30, 2021 (unaudited)
F-3
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Nine Months ended September 30, 2022 and the Period from March 5, 2021 (inception) through September 30, 2021 (unaudited)	F-4
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the Period from March 5, 2021 (inception) through September 30, 2021 (unaudited)	F-5
Notes to the Condensed Financial Statements (unaudited)	F-6

JACKSON ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash	$597,841	$1,923,321
Prepaid expenses and other current assets	409,819	395,350
Total Current Assets	1,007,660	2,318,671

Investments held in the Trust Account	227,085,412	203,000,654

Other assets	73,679	355,015
Total Assets	$228,166,751	$205,674,340

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$556,435	$1,091,191
Accrued offering costs	399,000	410,768
Income taxes payable	262,186	-
Overallotment liability	-	325,831
Total Current Liabilities	1,217,621	1,827,790

Derivative warrant liabilities	2,576,700	9,584,400
Deferred underwriting commission	7,787,500	7,000,000
Total liabilities	11,581,821	18,412,190

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 22,250,000 and 20,000,000 shares at September 30, 2022 and December 31, 2021, respectively	226,772,514	203,000,000

Stockholders’ deficit:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 22,250,000 and 20,000,000 shares at September 30, 2022 and December 31, 2021, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,562,500 and 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (1)	556	575
Additional paid-in capital	-	-
Accumulated deficit	(10,188,140)	(15,738,425)
Total Stockholders’ Deficit	(10,187,584)	(15,737,850)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$228,166,751	$205,674,340

(1) Share amount at December 31, 2021, includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended	For the Period March 5, 2021 (Inception) Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$30,000	$—	$90,000	$—
General and administrative	245,548	520	1,055,110	15,014
TOTAL EXPENSES	275,548	520	1,145,110	15,014

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	1,025,789	—	1,346,545	—
Transaction costs allocable to derivative warrant liabilities	—	—	(25,112)	—
Change in fair value of derivative liabilities	644,175	—	7,944,825	—
TOTAL OTHER INCOME	1,669,964	—	9,266,258	—

Income (loss) before provision for income taxes	1,394,416	(520)	8,121,148	(15,014)

Provision for income taxes	(227,688)	—	(262,186)	—

Net income (loss)	$1,166,728	$(520)	$7,858,962	$(15,014)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	22,250,000	—	22,200,549	—
Basic and diluted net income per share of Class A common stock	$0.04	$—	$0.28	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)	5,562,500	5,000,000	5,550,137	5,000,000
Basic and diluted net income (loss) per share of Class B common stock	$0.04	$(0.00)	$0.28	$(0.00)

(1) Share amount at September 30, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022(1)	5,750,000	$575	$-	$(15,738,425)	$(15,737,850)

Forfeiture of Class B common stock	(187,500)	(19)	19	-	-

Proceeds in excess of fair value of Private Placement Warrants	-	-	401,625	-	401,625

Remeasurement of Class A common stock to redemption value	-	-	(401,644)	(1,373,663)	(1,775,307)

Net income	-	-	-	5,671,572	5,671,572
Balance as of March 31, 2022	5,562,500	556	-	(11,440,516)	(11,439,960)

Remeasurement of Class A common stock to redemption value	-	-	-	(221,410)	(221,410)

Net income	-	-	-	1,020,662	1,020,662
Balance as of June 30, 2022	5,562,500	556	-	(10,641,264)	(10,640,708)

Remeasurement of Class A common stock to redemption value	-	-	-	(713,604)	(713,604)

Net income	-	-	-	1,166,728	1,166,728
Balance as of September 30, 2022	5,562,500	$556	$-	$(10,188,140)	$(10,187,584)

FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 5, 2021 (inception)	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	-	25,000

Net loss	-	-	-	(14,000)	(14,000)
Balance as of March 31, 2021	5,750,000	575	24,425	(14,000)	11,000

Net loss	-	-	-	(494)	(494)
Balance as of June 30, 2021	5,750,000	575	24,425	(14,494)	10,506

Net loss	-	-	-	(520)	(520)
Balance as of September 30, 2021	5,750,000	$575	$24,425	$(15,014)	$9,986

(1)
Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30, 2022	For the Period From March 5, 2021 (Inception) Through September 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$7,858,962	$(15,014)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	-	14,000
Income earned on Investments held in Trust Account	(1,346,545)	-
Transaction costs allocable to derivative warrant liabilities	25,112	-
Change in fair value of derivative warrant liabilities	(7,944,825)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,469)	-
Other assets	281,336	-
Accounts payable and accrued expenses	(534,756)	-
Income taxes payable	262,186	-
Net Cash Used In Operating Activities	(1,412,999)	(1,014)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(22,837,500)	-
Interest released from Trust Account	99,287	-
Net Cash Used In Investing Activities	(22,738,213)	-

Cash Flows From Financing Activities:
Proceeds from sale of Units in exercise of underwriter over-allotment option, net of underwriting fee	22,050,000	-
Proceeds from sale of Private Placement Warrants	787,500	-
Proceeds from note payable	-	300,000
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment of offering costs	(11,768)	(140,792)
Net Cash Provided By Financing Activities	22,825,732	184,208

Net change in cash	(1,325,480)	183,194

Cash at beginning of period	1,923,321	-
Cash at end of period	$597,841	$183,194

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$-	$401,000
Deferred underwriters’ commissions	$787,500	$-
Initial classification of fair value of Public and Private warrants	$937,125	$-
Initial classification of common stock subject to redemption	$22,837,500	$-
Remeasurement of Class A common stock to redemption value	$2,308,677	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and search for a target for an initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,255,861 consisting of $4,450,000 of underwriting fees, $7,787,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,018,361 of other offering costs related to the Initial Public Offering. Cash of $597,841 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 6, the $7,787,500 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months (or 21 months if extended) from the closing of the Initial Public Offering.

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

Going Concern Consideration

At September 30, 2022, the Company had cash outside of trust of $597,841 and a working capital deficit of $209,961. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $597,841 and $1,923,321 as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $227.1 million and $203.0 million in investments in treasury securities held in the Trust Account, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 22,250,000 and 20,000,000 shares of Class A common stock subject to possible redemption in the amount of $226,772,514 and $203,000,000, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$222,500,000
Less:
Transaction costs allocated to Class A common stock	(12,500,843)
Proceeds allocated to Public Warrants	(13,751,250)
(26,252,093)

Plus:
Remeasurement of carrying value to redemption value as of December 31, 2021	27,814,286
Remeasurement of carrying value to redemption value as of September 30, 2022	2,308,677
Class A common stock subject to possible redemption	$226,772,514

At December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Transaction costs allocated to Class A common stock	(11,193,526)
Overallotment liability	(420,760)
Proceeds allocated to Public Warrants	(13,200,000)
(24,814,286)

Plus:
Remeasurement of carrying value to redemption value	27,814,286
Class A common stock subject to possible redemption	$203,000,000

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings (loss) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share for the periods presented. As of September 30, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months Ended September 30, 2022	Three months Ended September 30, 2021 (1)

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$933,382
Denominator: Basic and diluted weighted average shares outstanding	22,250,000
Basic and diluted net income per share, Class A Common Stock	$0.04

Class B Non-redeemable common stock
Numerator: Income (loss) allocable to Class B common stock	$233,346	$(520)
Denominator: Basic and diluted weighted average shares outstanding	5,562,500	5,000,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.04	$(0.00)

(1) Share amount at September 30, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

	Nine months Ended September 30, 2022	For the Period from March 5, 2021 (inception) through September 30, 2021 (1)

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$6,287,170
Denominator: Basic and diluted weighted average shares outstanding	22,200,549
Basic and diluted net income per share, Class A Common Stock	$0.28

Class B Non-redeemable common stock
Numerator: Income (loss) allocable to Class B common stock	$1,571,792	$(15,014)
Denominator: Basic and diluted weighted average shares outstanding	5,550,137	5,000,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.28	$(0.00)

(1) Share amount at September 30, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 16.33% and 3.23% for the three and nine months ended September 30, 2022, respectively, and 0.00% for each of the three months ended September 30, 2021 and the period from March 5, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair value of warrant liabilities and the valuation allowance on the deferred tax assets.

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

New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. The Company is still analyzing the impact of the IR Act on the financial statements.

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On September 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the close of the Initial Public Offering, the Company recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the close of the partial exercise of the over-allotment option, the Company recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

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

NOTE 5 - RELATED PARTIES

Founder Shares

During the period ended March 31, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2021, the Sponsor transferred 115,000 Founder Shares to the Company’s director nominees and one of its officers, resulting in the Sponsor holding 8,510,000 Founder Shares. On November 22, 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in there being an aggregate of 5,750,000 Founder Shares outstanding, of which 750,000 were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised , so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the partial exercise of the underwriter’s over-allotment option. Upon the partial exercise of the over-allotment option by the underwriters, 187,500 shares of Class B common stock were forfeited and 5,562,500 were outstanding at September 30, 2022.

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

General and Administrative Services

Commencing on the date the Units were first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000 in management fees, respectively. As of September 30, 2022 and December 31, 2021, $5,806 was outstanding.

Promissory Note - Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Vendor Agreements

As of September 30, 2022 and December 31, 2021, the Company had incurred unpaid legal fees related to the Initial Public Offering of approximately $473,200 and $428,500, respectively, and are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding. As of September 30, 2022 and December 31, 2021, there were 22,250,000 and 20,000,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,562,500 and 5,750,000 shares, respectively, of Class B common stock issued and outstanding. Upon the partial exercise of the over-allotment option, 187,500 shares of Class B common stock were forfeited.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00 - Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	Level	December 31, 2021

Assets:
Investments held in Trust Account	1	$227,085,412	1	$203,000,654

Liabilities:
Warrant liability - Private Placement Warrants	3	$1,241,700	3	$4,684,400
Warrant liability - Public Warrants	1	$1,335,000	3	$4,900,000
Over-allotment option	3	$-	3	$325,831

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

As of September 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2022 for the Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$9,910,231
Fair value at issuance over over-allotment warrants	937,125
Exercise and expiration of over-allotment option	(325,831)
Transfer of public warrants to Level 1 during the three months ended March 31, 2022	(5,451,250)
Change in fair value of derivative warrant liabilities	(3,000,775)
Balance, fair value at March 31, 2022	2,069,500
Change in fair value of derivative warrant liabilities	(517,375)
Balance, fair value at June 30, 2022	1,552,125
Change in fair value of derivative warrant liabilities	(310,425)
Balance, fair value at September 30, 2022	$1,241,700

The key inputs into the Monte Carlo simulation model were as follows for the measurement of the Public Warrants and Private Placement Warrants:

	September 30, 2022	January 6, 2022	December 31, 2021
Stock price	$9.96	$9.72	$9.72
Exercise price	$11.50	$11.50	$11.50
Risk-free interest rate	4.06%	1.26%	1.26%
Expected life of warrants	5.48 years	6.70 years	6.70 years
Expected volatility of underlying shares	2.00%	10.0%	10.0%
Dividend yield	0%	0%	0%
Probability of business combination	15%	90%	90%

The key inputs into the Black-Scholes model were as follows for the measurement of the overallotment option:

December 31, 2021
Risk-free interest rate	0.03%
Expected life of warrants	0.07 years
Expected volatility of underlying shares	10.0%
Dividend yield	0%

Upon the partial exercise of the underwriters’ over-allotment option on January 6, 2022, the over-allotment option expired and the Company recorded $325,831 to the additional paid-in capital.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Over-allotment Liability	Total
Fair value at December 31, 2021	$4,684,400	$4,900,000	$325,831	$9,910,231
Issuance upon exercise of over-allotment option	385,875	551,250	-	937,125
Change in fair value	(3,828,575)	(4,116,250)	-	(7,944,825)
Exercise and expiration of over-allotment option	-	-	(325,831)	(325,831)
Fair value at September 30, 2022	$1,241,700	$1,335,000	$-	$2,576,700

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

You should read the following discussion and analysis of our financial condition and results of operations together with our historical condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factor presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

As of September 30, 2022, we had cash of $597,841 and a working capital deficit of $209,961. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2021 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, and the search for a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,166,728, which consists of a gain in fair value of the derivative warrant liabilities of $644,175 and interest income on marketable securities held in the trust account of $1,025,789 offset by operating costs of $275,548. In addition, the Company recorded an income tax provision of $227,688.

For the nine months ended September 30, 2022, we had a net income of $7,858,962 which consists of a gain in fair value of the derivative warrant liabilities of $7,944,825 and interest income on marketable securities held in the trust account of $1,346,545 offset by operating costs of $1,145,110 and transaction costs related to derivative warrant liabilities of $25,112. In addition, the Company recorded an income tax provision of $262,186.

For the three months ended September 30, 2021 and for the period from March 5, 2021 (inception) through September 30, 2021, the Company had net losses of $520 and $15,014, respectively, which consisted solely of operating costs.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of Class B Common Stock by our sponsor and loans from our sponsor, as described in Note 1 to our condensed financial statements. As of November 4, 2022, the Trust Account had a balance of $227,748,768. In connection with the Initial Public Offering, including the underwriter’s exercise of its overallotment option on January 6, 2022, and Private Placements, an aggregate of $225,837,500 in proceeds was placed in the Trust Account. The funds in the Trust Account have been or will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account (net of redemptions, deferred underwriting  commissions and amounts used to pay expenses) may be available to be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,412,999. Net income was $7,858,962 primarily as a result of the gain in fair value of the derivative warrant liabilities of $7,994,825 and interest income of $1,346,545. These amounts were offset by transaction costs related to derivative warrant liabilities of $25,112. Net cash used for changes in operating assets and liabilities was $5,703. For the period from March 5, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,014. Net loss was $15,014 primarily as a result of the formation and operating costs for the period. These amounts were offset by formation and organization costs paid by related parties of $14,000.

As of September 30, 2022, we held $597,841 outside the Trust Account and a working capital deficit of $209,961. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if we are unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if we extend the period of time to consummate a business combination) from the closing of our Initial Public Offering, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The condensed balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

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

Commitments and Contractual Obligations

For the three months ended September 30, 2022, we did not have any long-term debt obligations, capital lease obligations or operating lease obligations.

The below summarizes certain other commitments and contractual obligations to which we are subject:

Administrative Services Agreement

Commencing on the date that our Units were first listed on the New York Stock Exchange, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.  Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Registration Rights Agreement

The holders of our founder shares, Private Placement Warrants and any warrants that may be issued on conversion of working capital loans (and any shares of our Class A Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement we have entered into requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of our Class A Common Stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the Initial Public Offering and over-allotment, or $7,787,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Vendor Agreements

As of September 30, 2022 and December 31, 2021, we had incurred unpaid legal fees related to the Initial Public Offering of approximately $473,200 and $428,500, respectively, which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the 22,250,000 shares of Class A Common Stock subject to possible redemption in the amount of $226,772,514 is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings (loss) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share for the periods presented. As of September 30, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

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

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On September 30, 2022, the Public Warrants were valued using the publicly available price for the Warrant. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the closing of the Initial Public Offering, we recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the closing of the partial exercise of the over-allotment option, we recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2022.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the previously disclosed material weakness related to its accounting for accruals no longer existed as a result of the remediation steps to address the material weakness.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than our changes to financial reporting solely related to accounting for accruals, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness over accounting for accruals and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process over accounting for accruals and related accounting standards and we further improved this process by confirming outstanding balances with vendors at each reporting period. As of September 30, 2022, this material weakness has been fully remediated.

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

As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factor presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on The New York Stock Exchange, we expect that we will become a “covered corporation” within the meaning of the Inflation Reduction Act following the consummation of our initial business combination, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

Jackson Acquisition Company

November 10, 2022	By:	/s/ Richard L. Jackson
Name: Richard L. Jackson
Title: Chief Executive Officer

November 10, 2022	By:	/s/ Douglas B. Kline
Name: Douglas B. Kline
Title: Chief Financial Officer