Form 10-K
period 2022-12-31
Jackson Acquisition Co
filed 2023-03-29
CIK 1852495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $218,940,000.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of March 13, 2023, there were 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

•
the impact of the global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our ability to consummate our initial business combination;

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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
Changes in law or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our business combination, and results of operations.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (plus up to $100,000 interest to pay dissolution expenses and which interest shall be net of taxes payable), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A Common Stock the right to have their shares redeemed or to redeem 100% of our public shares if we do not complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option), or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option), subject to applicable law. The proceeds held in the Trust Account may only be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

The amount in the Trust Account was initially anticipated to be $10.15 per public share and is approximately $10.29 per public share as of December 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Risks Related to Our Business and Strategy

We are a recently incorporated company with operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had cash of $305,115 and a working capital deficit of $595,934. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. The initial deadline for us to complete our initial business combination is June 13, 2023 (which may be extended to September 13, 2023 if the sponsor exercises its extension option). These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as the recent invasion by Russia of Ukraine and increased rate of inflation in the United States and Europe, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we may consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as the recent invasion by Russia of Ukraine and increased rate of inflation in the United States and Europe, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, the continued increased rate of inflation in the United States and Europe, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Recent increases in inflation in the United States, Europe and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States, Europe and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Pursuant to the terms of our amended and restated certificate of incorporation, we must complete our initial business combination by June 13, 2023 (or September 13, 2023 if our sponsor exercises its extension option). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of the rising interest rates, invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Of the net proceeds from our initial public offering and the sale of the Private Placement Warrants, as of December 31, 2022, only $305,115 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid from amounts not to be held in the Trust Account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.15 per share, or less in certain circumstances, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write- offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the market price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our tax obligations, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even if we consummate an initial business combination within the 18-month time period (or 21-month time period if the sponsor exercises its extension option) or during any Charter Extension Period, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 18-month time period, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to our initial business combination, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a business combination, and our results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, or changes in market practice by market participants in response to the proposed rules, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

As of December 31, 2022, the Trust Account held $228,961,837 in funds available to complete our initial business combination (which includes $7,787,500 of deferred underwriting commissions being held in the Trust Account).

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

We hold a portion of our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold, and in the future, may hold, a portion of our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds.  For example, on March 10, 2023, Silicon Valley Bank (“SVB”) and Signature Bank were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC.  If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.  In the event that we are unable to access the cash and cash equivalents that we need to fund working capital or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may loan us funds as may be required, but they are not obligated to do so. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to fund working capital or finance transaction costs in connection with an intended initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K; provided that, only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with this requirement of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of foreign capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	energy shortages;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination or hinder our ability to consummate an initial business combination.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a “covered corporation” beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on The New York Stock Exchange, we are a “covered corporation” within the meaning of the Inflation Reduction Act. Therefore, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. For purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Accordingly, whether and to what extent we would be subject to the Excise Tax with respect to redemptions in connection with an initial business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of the business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. On December 27, 2022, the U.S. Department of Treasury and the Internal Revenue Service published initial guidance regarding the application of the Excise Tax. Based on such initial guidance, we would not expect the Excise Tax to apply should we liquidate, so long as the liquidation is a ‘complete liquidation’ under Section 331 of the Code.

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

As of March 13, 2023, our sponsor holds 5,447,500 founder shares, Mr. David A. Perdue holds 50,000 founder shares, each of Ms. Marilyn B. Tavenner and Mr. Carlos A. Migoya holds 25, 000 founder shares and Mr. Douglas B. Kline holds 15,000 founder shares, which in the aggregate represents 20% of our outstanding Class A Common Stock. In addition, our sponsor holds 10,347,500 Private Placement Warrants, each exercisable for one share of Class A Common Stock, for a purchase price of $1.00 per warrant, or $10,347,500 in the aggregate. Each private placement warrant may be exercised for one share of our Class A Common Stock at a price of $11.50 per share, subject to adjustment as provided herein. The founder shares and Private Placement Warrants will be worthless if we do not complete an initial business combination.

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

Unlike some blank check companies, if (i) we issue additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of Class A Common Stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value of our Class A Common Stock is below $9.20 per share then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 and $10.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% and 100%, respectively, of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

In connection with the consummation of our initial public offering and the concurrent private placement of warrants, we issued an aggregate of 21,472,500 warrants (comprised of the 11,125,000 warrants included in the Units and the 10,347,500 Private Placement Warrants. We account for these warrants as a warrant liability and have recorded them in our financial statements at fair value upon issuance, with any changes in fair value each reporting period reflected in earnings or loss, as applicable, in each case as determined based upon a valuation report obtained from an independent third-party valuation firm, and we will incur expense in obtaining that valuation report on a quarterly and annual basis. The impact of changes in fair value and the cost of these valuation reports on our results of operations may have an adverse effect on the market price of our Class A Common Stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments and income taxes as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the audit of our December 13, 2021 balance sheet, we identified a material weakness in our internal control over financial reporting pertaining to our classification of the overallotment option granted to the underwriter in connection with our initial public offering, which material weakness was ongoing as of December 31, 2022. Additionally, in connection with the audit of our December 31, 2022 balance sheet, we identified a material weakness in our internal control over financial reporting pertaining to our classification of income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we have begun devoting additional effort and resources to the remediation and improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments and income taxes, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks because of the material weakness in our internal control over financial reporting.

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

On January 3, 2023, the NYSE notified us that our warrants were no longer suitable for listing on the NYSE due to trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As a result, the NYSE commenced proceedings to delist our warrants from the NYSE, which delisting became effective on January 19, 2023.  Currently, our Units and shares of Class A Common Stock continue to be listed on the NYSE, but we cannot assure you that they will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, and our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly held shares would be required to be at least $40,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our Units or shares of Class A Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the- counter market. If this were to occur, we and our investors could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and shares of Class A Common Stock are listed on the NYSE, they qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of our Class A Common Stock, par value $0.0001 per share, 50,000,000 shares of our Class B Common Stock, par value $0.0001 per share, and 5,000,000 undesignated shares of preferred stock, par value $0.0001 per share. As of March 13, 2023, there are 456,152,500 and 44,437,500 authorized but unissued shares of our Class A Common Stock and shares of our Class B Common Stock, respectively, available for issuance, which amount takes into account shares of Class A Common Stock reserved for issuance upon exercise of outstanding warrants but not upon conversion of the shares of our Class B Common Stock into shares of our Class A Common Stock. Shares of our Class B Common Stock are convertible into shares of our Class A Common Stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of March 13, 2023, there are no shares of preferred stock issued and outstanding.

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

As of March 13, 2023, there were public warrants to purchase 11,125,000 shares of Class A Common Stock outstanding and Private Placement Warrants to purchase 10,347,500 shares of Class A Common Stock outstanding. Additionally, as of March 13, 2023, our initial stockholders held 5,562,500 shares of our Class B Common Stock. The shares of our Class B Common Stock are convertible into shares of our Class A Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue shares of our Class A Common Stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A Common Stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of the shares of our Class A Common Stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Market Information

Our Units and Class A Common Stock are each traded on the New York Stock Exchange under the symbols “RJAC.U” and “RJAC”, respectively. Our warrants were traded on the New York Stock Exchange until they were delisted effective January 19, 2023.  Subsequent to the delisting, our warrants have traded on the OTC Pink Tier of the OTC Markets Group Inc. under the symbol “RJACW”.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Our Units commenced public trading on December 9, 2021 and our Class A Common Stock and warrants commenced separate public trading on January 21, 2022.

Stockholders

On March 13, 2023, there was 1 holder of record of our Units, 1 holder of record of our Class A Common Stock, 2 holders of record of our redeemable warrants, and 5 holders of record of our founder shares.

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

As described above under the heading “Business - General” in Part I of this Annual Report, on December 13, 2021, simultaneously with the closing of the IPO, we completed the Private Placement of 9,560,000 Private Placement Warrants to our sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,560,000. On December 13, 2021, a total of $203,000,000 of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account. On January 6, 2022, in connection with the underwriter’s partial exercise of its over-allotment option, we completed the Additional Private Placement of an additional 787,500 Private Placement Warrants to our sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $787,500. On January 6, 2022, a total of $22,837,500 of the net proceeds from the closing of the over-allotment option and the Additional Private Placement were deposited in the Trust Account.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our historical financial statements and the related notes thereto appearing elsewhere in this Annual Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

On December 13, 2021, we completed our IPO of 20,000,000 Units, each Unit comprised of one share of Class A Common Stock and one-half of one warrant to purchase one share of Class A Common Stock (the “Public Warrants”), and the simultaneous Private Placement of an aggregate of 9,560,000 Private Placement Warrants to our sponsor. On January 6, 2022, the underwriter partially exercised its option to purchase additional Units to cover over-allotments, if any, and purchased an additional 2,250,000 Units, generating gross proceeds of $22,500,000. Also on January 6, 2022, in connection with the underwriter’s partial exercise of its over-allotment option, we completed the Additional Private Placement of an additional 787,500 Private Placement Warrants to our sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $787,500. An aggregate of $225,837,500 in proceeds from the IPO, partial exercise of the underwriter’s over-allotment option and the Private Placements has been placed in the Trust Account.

As of December 31, 2022, we had cash of $305,115 and a working capital deficit of $595,934. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2021 (inception) through December 31, 2022, were organizational activities, those necessary to prepare for the IPO, and the search for a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $11,484,257 which consists of a gain in fair value of the derivative warrant liabilities of $10,306,800 and interest income on marketable securities held in the trust account of $3,256,067, partially offset by operating costs of $1,477,272 and transaction costs related to derivative warrant liabilities of $25,112. In addition, we recorded an income tax provision of $606,226.

For the period from March 5, 2021 (inception) through December 31, 2021, we had a net income of $12,051,436, which consists of a gain in fair value of the derivative warrant liabilities of $16,234,800, a gain in the fair value of the over-allotment option of $94,929 and interest income on marketable securities held in the trust account of $654, partially offset by operating costs of $383,144, transaction costs related to derivative warrant liabilities of $836,603 and the excess fair value of private warrants over proceeds of $3,059,200.

Liquidity, Capital Resources and Going Concern

Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B Common Stock by our sponsor and loans from our sponsor, as described in Note 1 to our financial statements.  In connection with the IPO, including the underwriter’s exercise of its overallotment option on January 6, 2022, and Private Placements, an aggregate of $225,837,500 in proceeds was placed in the Trust Account. As of March 13, 2023, the Trust Account had a balance of $230,483,448. The funds in the Trust Account have been or will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account (net of redemptions, deferred underwriting commissions and amounts used to pay expenses) may be available to be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the year ended December 31, 2022, net cash used in operating activities was $1,738,822. Net income was $11,484,257 primarily as a result of the gain in fair value of the derivative warrant liabilities of $10,306,800 and interest income of $3,256,067. These amounts were offset by transaction costs related to derivative warrant liabilities of $25,112. Net cash provided for changes in operating assets and liabilities was $314,675. For the period from March 5, 2021 (inception) through December 31, 2021, net cash used in operating activities was $42,318. Net income was $12,051,436 primarily as a result of the gain in fair value of the derivative warrant liabilities of $16,234,800, due to a decrease in the overallotment liability of $94,929 and interest income of $654. These amounts were offset by transaction costs related to derivative warrant liabilities of $836,603, and the excess fair value of private warrants over proceeds of $3,059,200. Changes in operating assets and liabilities provided $340,826 of cash from operating activities.

For the year ended December 31, 2022, net cash used in investing activities of $22,705,116 was the result of the amount of net proceeds from the exercise of the underwriter’s overallotment option and Private Placements being deposited into the Trust Account offset by $132,384 for cash withdrawn from the Trust Account to pay taxes. For the period from March 5, 2021 (inception) through December 31, 2021, net cash used in investing activities of $203,000,000 was the result of the amount of net proceeds from our IPO and Private Placements being deposited into the Trust Account.

For the year ended December 31, 2022, net cash provided by financing activities of $22,825,732 was comprised of $22,500,000 in proceeds from the issuance of Units and the exercise to the underwriter’s overallotment option, net of the underwriter’s discount paid of $450,000 and $787,500 in proceeds from the issuance of the Private Placement Warrants to our sponsor offset in part by the payment of $11,768 for offering costs associated with the exercise of the underwriter’s overallotment option. For the period from March 5, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $204,965,639 was comprised of $200,000,000 in proceeds from the issuance of Units in our IPO, net of the underwriter’s discount of $4,000,000 and $9,560,000 in proceeds from the issuance of the Private Placement Warrants to our sponsor, $300,000 in proceeds from the issuance of a promissory note to our sponsor, cash of $25,000 received from our sponsor for the issuance of Class B common stock offset in part by the payment of $619,361 for offering costs associated with the IPO and repayment of the outstanding balance on the promissory note to our sponsor of $300,000.

As of December 31, 2022, we held cash of $305,115 outside the Trust Account and had a working capital deficit of $595,934. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if we are unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if we extend the period of time to consummate a business combination) from the closing of our IPO, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

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

Commitments and Contractual Obligations

For the year ended December 31, 2022, we did not have any long-term debt obligations, capital lease obligations or operating lease obligations.

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

Underwriting Agreement

The underwriters of the IPO are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO and over-allotment, or $7,787,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Vendor Agreements

As of December 31, 2022 and 2021, the Company had incurred unpaid legal fees related to the IPO of approximately $473,200 and $428,500, respectively, and are included in accounts payable and accrued expenses and accrued offering costs on the balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the 22,250,000 shares of Class A Common Stock subject to possible redemption in the amount of $228,122,408 is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings (loss) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share for the periods presented. As of December 31, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

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

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On December 31, 2022, the Public Warrants were valued using the publicly available price such Public Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the closing of the IPO, we recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the closing of the partial exercise of the over-allotment option, we recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

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

Reference is made to Pages F-1 through F-24 comprising a portion of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments and income taxes, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards by creating and utilizing a financial instrument checklist that enhances our process as it provides prompts and questions to consider to help identify new complex financial instruments as well as any need for changes in proper accounting treatment. We plan to further improve this process by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Board of Directors

Set forth below are the names and certain biographical information about each member of our Board of Director who is not also a member of management, including their ages as of March 13, 2023. The information presented includes each director’s principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
John Ellis “Jeb” Bush	70	Chairman of the Board of Directors
David A. Perdue, Jr. (1)(2)(3)	73	Director
Marilyn B. Tavenner (1)(2)(3)	71	Director
Carlos A. Migoya (1)(2)(3)	72	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Carlos A. Migoya has served as an independent member of our Board of Directors since December 2021. Mr. Migoya has served as President and CEO of Jackson Health System (which is not affiliated with Jackson Healthcare or Jackson Investment Group) since May 2011, overseeing one of the nation’s largest public hospital systems based on number of beds according to information on the Becker’s Hospital Review website. In 2020, he led the system through Miami’s role as an epicenter of the COVID-19 pandemic, followed in 2021 by serving as a key driver of the region’s vaccination program, serving on both projects as a key outside advisor to the Florida governor and Miami-Dade mayor.

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

Executive Officers

Set forth below are the names and certain biographical information about each member of our executive officers, including their ages as of March 13, 2023.

Name	Age	Position
Richard L. Jackson	69	President, Chief Executive Officer and Director
Douglas B. Kline	73	Chief Financial Officer and Treasurer

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

Our directors and officers presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock (1)		Class B Common Stock (2)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Percentage of Total Outstanding Common Stock (3)
Antara Capital LP (4)	1,500,000	6.74%			5.39%
Citadel Advisors LLC (5)	1,256,919	5.7%	-	-	4.52%
Highbridge Capital Management, LLC (6)	1,487,854	6.69%	-	-	5.35%
Saba Capital Management, L.P. (7)	1,592,041	7.2%	-	-	5.72%
RJ Healthcare SPAC, LLC (our sponsor) (8)	-	-	5,447,500	97.93%	19.59%
John Ellis Bush (8)	-	-	5,447,500	97.93%	19.59%
Richard L. Jackson (8)	-	-	5,447,500	97.93%	19.59%
Douglas B. Kline	-	-	15,000	*	*
David A. Perdue, Jr.	-	-	50,000	*	*
Marilyn B. Tavenner	-	-	25,000	*	*
Carlos A. Migoya	-	-	25,000	*	*
All directors and officers as a group (6 individuals)	-	-	5,562,500	100%	20%

*          Less than one percent.

1)	Based on 22,250,000 shares of Class A Common Stock outstanding.

2)
Based on 5,562,500 shares of Class B Common Stock outstanding. Interests shown consist solely of founder shares, which will automatically convert into Class A Common Stock at the time of our initial business combination.

3)	Based on 27,812,500 shares of common stock outstanding, which includes 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock.

4)
Based on a Schedule 13G filed on March 3, 2022, which reported ownership as of December 31, 2021, by Antara Capital LP (“Antara Capital”), Antara Capital GP LLC (“Antara GP”) and Mr. Himanshu Gulati (“Mr. Gulati”). Antara Capital, Antara GP and Mr. Gulati share voting and dispositive power over the reported shares.  The address of the principal business office of each of the reporting persons is 55 Hudson Yards, 47th Floor, Suite C, New York, NY 10001.

5)
Based on a Schedule 13G/A filed on February 14, 2023, which reported ownership as of December 31, 2022, by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (“Mr. Griffin”). Citadel Advisors, CAH and CGP share voting and dispositive power over 1,251,149 of the reported shares. Citadel Securities, CALC4 and CSGP share voting and dispositive power over 5,770 of the reported shares. Mr. Griffin shares voting and dispositive power over the reported shares. The address of the principal business office of each of the reporting persons is Southeast Financial Center, 200 S. Biscayne Boulevard, Suite 3300, Miami, Florida 33131.

6)
Based on a Schedule 13G/A filed on February 14, 2023, which reported ownership as of December 31, 2022, by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Mr. Boaz R. Weinstein (“Mr. Weinstein”). Saba Capital, Saba GP and Mr. Weinstein share voting and dispositive power over the reported shares. The address of the principal business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

7)
Based on a Schedule 13G filed on February 2, 2023, which reported ownership as of December 31, 2022, by Highbridge Capital Management LLC. The address of the principal business office of the reporting person is 277 Park Avenue, 23rd Floor, New York, NY 10172.

8)
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

On March 8, 2021, our sponsor subscribed for an aggregate of 8,625,000 founder shares an aggregate purchase price of $25,000. In March 2021, our sponsor transferred 50,000 founder shares to Mr. David A. Perdue, Jr. (who is an independent director and who serves as the Chairman of our Audit Committee), and 25,000 founder shares to each of Ms. Marilyn B. Tavenner and Mr. Carlos A. Migoya, each of whom is an independent director, and 15,000 founder shares to Mr. Douglas B. Kline, our Chief Financial Officer, in each case for the same per share price initially paid by our sponsor, resulting in our sponsor holding 8,510,000 founder shares. On November 22, 2021, our sponsor surrendered 2,875,000 founder shares for no consideration, and on January 6, 2022, as a result of the underwriter’s partial exercise of its over-allotment option, our sponsor surrendered an additional 187,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,562,500 and reducing the aggregate number of founder shares owned by our sponsor to 5,447,500. As of March 13, 2023, our initial stockholders collectively own 20% of our issued and outstanding shares of common stock.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered in 2021 and 2022, respectively.

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2022
Audit Fees	$123,548	$25,750
Audit-Related Fees	-	$84,877
Tax Fees	-
All Other Fees	-
Total	$123,548	$110,627

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Index to Consolidated Financial Statements on page F‑1 of this Annual Report.

	(2)	Exhibits: The exhibits listed on the Exhibit Index set forth immediately following Item 16 are filed or furnished as part of this Annual Report. The Exhibit Index is incorporated herein by reference.

ITEM 16.	FORM 10‑K SUMMARY

Not Applicable.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed* or Furnished** Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41128	December 14, 2021	3.1

3.2	Amended and Restated Bylaws of the Company	S-1/A	333-254727	May 12, 2021	3.4

4.1	Specimen Unit Certificate	S-1/A	333-254727	November 22, 2021	4.1

4.2	Specimen Class A Common Stock Certificate	S-1/A	333-254727	November 22, 2021	4.2

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	8-K	001-41128	December 14, 2021	4.1

4.4	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-41128	December 14, 2021	4.1

4.5	Description of Securities					*

10.1	Letter Agreement, dated December 8, 2021, by and among the Company, its officers and directors, and RJ Healthcare SPAC, LLC	8-K	001-41128	December 14, 2021	10.1

10.2	Investment Management Trust Agreement, dated December 8, by and between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	001-41128	December 14, 2021	10.2

10.3	Registration Rights Agreement, dated December 8, 2021, by and among the Company and certain security holders	8-K	001-41128	December 14, 2021	10.3

10.4	Administrative Services Agreement, dated December 8, 2021, by and between the Company and RJ Healthcare SPAC, LLC	8-K	001-41128	December 14, 2021	10.4

10.5	Indemnity Agreement, dated December 8, 2021, by and between the Company and John Ellis “Jeb” Bush	8-K	001-41128	December 14, 2021	10.6

10.6	Indemnity Agreement, dated December 8, 2021, by and between the Company and Richard L. Jackson	8-K	001-41128	December 14, 2021	10.7

10.7	Indemnity Agreement, dated December 8, 2021, by and between the Company and Douglas B. Kline	8-K	001-41128	December 14, 2021	10.8

10.8	Indemnity Agreement, dated December 8, 2021, by and between the Company and David A. Perdue, Jr.	8-K	001-41128	December 14, 2021	10.9

10.9	Indemnity Agreement, dated December 8, 2021, by and between the Company and Marilyn B. Tavenner	8-K	001-41128	December 14, 2021	10.10

10.10	Indemnity Agreement, dated December 8, 2021, by and between the Company and Carlos A. Migoya	8-K	001-41128	December 14, 2021	10.13

14.1	Code of Business Conduct and Ethics	S-1/A	333-254727	May 13, 2021	14

21	Subsidiaries of the Company					*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSON ACQUISITION COMPANY
Date: March 29, 2023

	By:	/s/ Richard L. Jackson
Richard L. Jackson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard L. Jackson	President and Chief Executive Officer	March 29, 2023
Richard L. Jackson	(Principal Executive Officer)

/s/ Douglas B. Kline	Chief Financial Officer and Treasurer	March 29, 2023
Douglas B. Kline	(Principal Financial and Accounting Officer)

/s/ John Ellis Bush	Chairman of the Board	March 29, 2023
John Ellis Bush

/s/ Carlos A. Migoya	Director	March 29, 2023
Carlos A. Migoya

/s/ David A. Perdue, Jr.	Director	March 29, 2023
David A. Perdue, Jr.

/s/ Marilyn B. Tavenner	Director	March 29, 2023
Marilyn B. Tavenner

INDEX TO FINANCIAL STATEMENTS

Report of Marcum LLP, Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the Period March 5, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2022 and for the Period March 5, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the Period March 5, 2021 (inception) through December 31, 2021	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Jackson Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jackson Acquisition Company (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders deficit and cash flows for the year ended December 31, 2022 and the period from March 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period ended December 31, 2022 and the period from March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company has also determined that the mandatory liquidation date is June 13, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 29, 2023

JACKSON ACQUISITION COMPANY
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$305,115	$1,923,321
Prepaid expenses and other current assets	368,383	395,350
Total Current Assets	673,498	2,318,671

Investments held in the Trust Account	228,961,837	203,000,654

Other assets	-	355,015
Total Assets	$229,635,335	$205,674,340

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$417,659	$1,091,191
Accrued offering costs	399,000	410,768
Income taxes payable	452,773	-
Overallotment liability	-	325,831
Total Current Liabilities	1,269,432	1,827,790

Deferred tax liability	153,453	-
Derivative warrant liabilities	214,725	9,584,400
Deferred underwriting commission	7,787,500	7,000,000

Total liabilities	9,425,110	18,412,190

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 22,250,000 and 20,000,000 shares at December 31, 2022 and 2021, respectively (at redemption value of $10.25 and $10.15 per share, respectively)	228,122,408	203,000,000

Stockholders’ deficit:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 22,250,000 and 20,000,000 shares at December 31, 2022 and 2021, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,562,500 and 5,750,000 shares issued and outstanding at December 31, 2022 and 2021, respectively (1)	556	575
Additional paid-in capital	-	-
Accumulated deficit	(7,912,739)	(15,738,425)
Total Stockholders’ Deficit	(7,912,183)	(15,737,850)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$229,635,335	$205,674,340

(1)
Share amount at December 31, 2021, includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period March 5, 2021 (Inception) Through December 31, 2021

EXPENSES
Administration fee - related party	$120,000	$5,806
General and administrative	1,327,272	377,338
TOTAL EXPENSES	1,447,272	383,144

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	3,256,067	654
Transaction costs allocable to derivative warrant liabilities	(25,112)	(836,603)
Excess fair value of private warrants over proceeds	-	(3,059,200)
Change in fair value of derivative liabilities	10,306,800	16,234,800
Change in fair value of over-allotment liability	-	94,929
TOTAL OTHER INCOME	13,537,755	12,434,580

Income before provision for income taxes	12,090,483	12,051,436

Provision for income taxes	(606,226)	-

Net income	$11,484,257	$12,051,436

Weighted average number of shares of Class A common stock outstanding, basic and diluted	22,213,014	1,196,013
Basic and diluted net income per share of Class A common stock	$0.41	$1.95

Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)	5,553,253	5,000,000
Basic and diluted net income per share of Class B common stock	$0.41	$1.95

(1)
Share amount at December 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 5, 2021 (inception)	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	-	25,000

Remeasurement of Class A common stock to redemption value	-	-	(24,425)	(27,789,861)	(27,814,286)

Net income	-	-	-	12,051,436	12,051,436
Balance as of December 31, 2021	5,750,000	$575	$-	$(15,738,425)	$(15,737,850)

Forfeiture of Class B common stock	(187,500)	(19)	19	-	-

Proceeds in excess of fair value of Private Placement Warrants	-	-	401,625	-	401,625

Remeasurement of Class A common stock to redemption value	-	-	(401,644)	(3,658,571)	(4,060,215)

Net income	-	-	-	11,484,257	11,484,257
Balance as of December 31, 2022	5,562,500	$556	$-	$(7,912,739)	$(7,912,183)

(1)
Includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). Upon partial exercise of the over-allotment option by the underwriters, 187,500 shares were forfeited.

The accompanying notes are an integral part of the financial statements.

JACKSON ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From March 5, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income	$11,484,257	$12,051,436
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(3,256,067)	(654)
Excess fair value of private warrants over proceeds	-	3,059,200
Transaction costs allocable to derivative warrant liabilities	25,112	836,603
Change in fair value of derivative warrant liabilities	(10,306,800)	(16,234,800)
Change in fair value of overallotment liability	-	(94,929)
Deferred tax liability	153,453	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,967	(395,350)
Other assets	355,015	(355,015)
Accounts payable and accrued expenses	(673,532)	1,091,191
Income taxes payable	452,773	-
Net Cash Used In Operating Activities	(1,738,822)	(42,318)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(22,837,500)	(203,000,000)
Interest released from Trust Account for tax payments	132,384	-
Net Cash Used In Investing Activities	(22,705,116)	(203,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in exercise of underwriter over-allotment option, net of underwriting fee	22,050,000	196,000,000
Proceeds from sale of Private Placement Warrants	787,500	9,560,000
Proceeds from note payable	-	300,000
Repayment of note payable	-	(300,000)
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment of offering costs	(11,768)	(619,361)
Net Cash Provided By Financing Activities	22,825,732	204,965,639

Net change in cash	(1,618,206)	1,923,321
Cash at beginning of period	1,923,321	-
Cash at end of period	$305,115	$1,923,321

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$399,000	$410,768
Deferred underwriters’ commissions	$787,500	$7,000,000
Initial classification of fair value of Public and Private warrants	$937,125	$13,200,000
Initial classification of common stock subject to redemption	$22,837,500	$175,185,714
Remeasurement of Class A common stock to redemption value	$3,658,571	$27,789,861
Fair value of overallotment liability	$-	$420,760

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and search for a target for an initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 6, 2022, the over-allotment option was partially exercised by the underwriter, and the Company sold an additional 2,250,000 units generating gross proceeds of 22,500,000.

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

Transaction costs amounted to $13,255,861 consisting of $4,450,000 of underwriting fees, $7,787,500 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,018,361 of other offering costs related to the Initial Public Offering. Cash of $305,115 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $7,787,500 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months (or 21 months if extended) from the closing of the Initial Public Offering.

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

Going Concern Consideration

At December 31, 2022, the Company had cash outside of trust of $305,115 and a working capital deficit of $595,934. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The balance sheets do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $305,115 and $1,923,321 as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

At December 31, 2022 and 2021, the Company had $229.0 million and $203.0 million in investments in treasury securities held in the Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $1,018,361 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,237,500 (or $4,450,000 paid in cash upon the closing of the Initial Public Offering and partial exercise of the over-allotment option and a deferred fee of $7,787,500), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $836,603 were allocated to the Public Warrants and to the Private Placement Warrants and were charged to the statement of operations at December 31, 2021. Upon close of the partial exercise of the over-allotment option, $25,112 of costs were charged to the accompanying statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 22,250,000 and 20,000,000 shares of Class A common stock subject to possible redemption in the amount of $228,122,408 and $203,000,000, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2021 and 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds of IPO on December 13, 2021	$200,000,000
Less:
Transaction costs allocated to Class A common stock	(11,193,526)
Overallotment liability	(420,760)
Proceeds allocated to Public Warrants	(13,200,000)
(24,814,286)

Plus:
Remeasurement of carrying value to redemption value	27,814,286
Class A common stock subject to possible redemption at December 31, 2021	203,000,000

Gross proceeds of overallotment option partial exercise on January 6, 2022	22,500,000
Less:
Transaction costs allocated to Class A common stock	(1,307,317)
Proceeds allocated to Public Warrants	(551,250)
(1,858,567)
Plus:
Expiration of overallotment liability	420,760
Remeasurement of carrying value to redemption value	4,060,215
4,480,975
Class A common stock subject to possible redemption at December 31, 2022	$228,122,408

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented. As of December 31, 2022, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2022	For the Period from March 5, 2021 (inception) through December 31, 2021 (1)

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$9,187,406	$2,326,283
Denominator: Basic and diluted weighted average shares outstanding	22,213,014	1,196,013
Basic and diluted net income per share, Class A Common Stock	$0.41	$1.95

Class B Non-redeemable common stock
Numerator: Income allocable to Class B common stock	$2,296,851	$9,725,153
Denominator: Basic and diluted weighted average shares outstanding	5,553,253	5,000,000
Basic and diluted net income per share, Class B Common Stock	$0.41	$1.95

(1)
Share amount at December 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The Company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all special purpose acquisition companies (“SPACs”). Shareholders have the ability to require the SPAC to repurchase their shares prior to an initial business combination in what is known as a redemption right. There are two possible scenarios in which redemption rights may be exercised. First, they can be exercised by the shareholders in connection with an initial business combination, or second, they can be triggered because the SPAC is unable to complete its initial business combination before the deadline. Until there is further guidance from the Internal Revenue Service on the application of the excise tax to SPAC redemptions, the Company will continue to assess the potential impact of the IR Act. The Company is still analyzing the impact of the IR Act on the financial statements.

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On December 31, 2022, the Public Warrants were valued using the publicly available price for such Public Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the close of the Initial Public Offering, the Company recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the close of the partial exercise of the over-allotment option, the Company recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets.

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

NOTE 5 - RELATED PARTIES

Founder Shares

During the period ended March 31, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2021, the Sponsor transferred 115,000 Founder Shares to the Company’s director nominees and one of its officers, resulting in the Sponsor holding 8,510,000 Founder Shares. On November 22, 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in there being an aggregate of 5,750,000 Founder Shares outstanding, of which 750,000 were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised , so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the partial exercise of the underwriter’s over-allotment option. Upon the partial exercise of the over-allotment option by the underwriters, 187,500 shares of Class B common stock were forfeited and 5,562,500 were outstanding at December 31, 2022.

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

General and Administrative Services

Commencing on the date the Units were first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and the period from March 5, 2021 (inception) through December 31, 2021, the Company recorded $120,000 and $5,806 in management fees, respectively. As of December 31, 2022 and 2021, $5,806 was outstanding.

Promissory Note - Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, no amounts were outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

Vendor Agreements

As of December 31, 2022 and 2021, the Company had incurred unpaid legal fees related to the Initial Public Offering of approximately $473,200 and $428,500, respectively, and are included in accounts payable and accrued expenses and accrued offering costs on the balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding. As of December 31, 2022 and 2021, there were 22,250,000 and 20,000,000 shares, respectively, of Class A common stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,562,500 and 5,750,000 shares, respectively, of Class B common stock issued and outstanding. Upon the partial exercise of the over-allotment option, 187,500 shares of Class B common stock were forfeited.

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

Upon issuance of the derivative warrants at the close of the Initial Public Offering, the Company recorded a derivative liability of $25,819,200 on the balance sheet as of December 13, 2021. The fair value of the Private Placement Warrants exceeded the proceeds received from the Private Placement Warrants, and the Company recorded a charge of $3,059,200 to accumulated deficit during the period ended December 31, 2021. Upon issuance of the derivative warrants at the close of the sale of the Over-Allotment Units on January 6, 2022, the Company recorded a derivative liability of $937,125 on the balance sheets. The proceeds received from the sale of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded $401,625 to additional paid in capital.

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	Level	December 31, 2021

Assets:
Investments held in Trust Account	1	$228,961,837	1	$203,000,654

Liabilities:
Warrant liability - Private Placement Warrants	3	$103,475	3	$4,684,400
Warrant liability - Public Warrants	1	$111,250	3	$4,900,000
Over-allotment option	3	$-	3	$325,831

The overallotment option granted to the underwriter in connection with the Initial Public Offering (the “Overallotment Option”), the Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

As of December 31, 2022, the Public Warrants were valued using the publicly available price for such Public Warrants and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2022, the Company used a Monte Carlo simulation model  to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2022 for the Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at March 5, 2021 (inception)	$-
Initial measurement of warrants at December 13, 2021	25,819,200
Initial measurement of over-allotment option at December 13, 2021	420,760
Change in fair value of derivative warrant liabilities	(16,234,800)
Change in fair value of over-allotment option	(94,929)
Balance, fair value at December 31, 2021	9,910,231
Fair value at issuance over over-allotment warrants	937,125
Exercise and expiration of over-allotment option	(325,831)
Transfer of public warrants to Level 1 during the year ended December 31, 2022	(5,451,250)
Change in fair value of derivative warrant liabilities	(4,966,800)
Balance, fair value at December 31, 2022	$103,475

The key inputs into the Monte Carlo simulation model were as follows for the measurement of the Public Warrants and Private Placement Warrants:

	December 31, 2022	January 6, 2022	December 31, 2021
Stock price	$10.11	$9.72	$9.72
Exercise price	$11.50	$11.50	$11.50
Risk-free interest rate	3.99%	1.26%	1.26%
Expected life of warrants	5.35 years	6.70 years	6.70 years
Expected volatility of underlying shares	1.00%	10.0%	10.0%
Dividend yield	0%	0%	0%
Probability of business combination	1%	90%	90%

The key inputs into the Black-Scholes model were as follows for the measurement of the overallotment option:

December 31, 2021
Risk-free interest rate	0.03%
Expected life of warrants	0.07 years
Expected volatility of underlying shares	10.0%
Dividend yield	0%

Upon the partial exercise of the underwriters’ over-allotment option on January 6, 2022, the over-allotment option expired and the Company recorded $325,831 to the additional paid-in capital.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Over-allotment Liability	Total
Fair value at March 5, 2021 (inception)	$-	$-	$-	$-
Initial measurement at December 13, 2021	12,619,200	13,200,000	420,760	26,239,960
Change in fair value	(7,934,800)	(8,300,000)	(94,929)	(16,329,729)
Fair value at December 31, 2021	4,684,400	4,900,000	325,831	9,910,231
Issuance upon exercise of over-allotment option	385,875	551,250	-	937,125
Change in fair value	(4,966,800)	(5,340,000)	-	(10,306,800)
Exercise and expiration of over-allotment option	-	-	(325,831)	(325,831)
Fair value at December 31, 2022	$103,475	$111,250	$-	$214,725

NOTE 10 - INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset
Net operating loss	$-	$34,498
Startup/organizational costs	306,702	45,825
Total deferred tax asset	306,702	80,323
Valuation allowance	(306,702)	(80,323)
Deferred tax asset, net of allowance	-	-
Deferred tax liability
Accrued interest	(153,453)	-
Deferred tax liability, net	$(153,453)	$-

The income tax provision (benefit) consists of the following for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) ended December 31, 2021:

	December 31, 2022	December 31, 2021
Federal
Current	$452,773	$-
Deferred	(72,926)	(80,323)
State and Local
Current	-	-
Deferred	-	-
Change in Valuation	226,379	80,323
Income tax provision / (benefit)	$606,226	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2022 and 2021, the change in the valuation allowance was $226,379 and $80,323, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the periods ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	For the Period Ended December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00	0.00
Change in fair value of warrant liability	(17.90)	(22.96)
Change in fair value of overallotment liability	-	(0.17)
Transaction costs allocable to warrant liability	0.04	1.46
Change in valuation allowance	1.87	0.67
Income tax provision (benefit)	5.01%	0.00%

As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 5.01% for the year ended December 31, 2022 and 0.00% for the period from March 5, 2021 (inception) through December 31, 2021. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to changes in fair value of warrant liabilities and the valuation allowance on the deferred tax assets.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.