Form 10-Q
period 2023-03-31
Jackson Acquisition Co
filed 2023-05-12
CIK 1852495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 9, 2023, there were 22,250,000 shares of Class A Common Stock and 5,562,500 shares of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

You should refer to the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K, for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JACKSON ACQUISITION COMPANY

JACKSON ACQUISITION COMPANY
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$134,226	$305,115
Prepaid expenses and other current assets	290,210	368,383
Total Current Assets	424,436	673,498

Investments held in the Trust Account	231,021,253	228,961,837

Total Assets	$231,445,689	$229,635,335

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$563,941	$417,659
Accrued offering costs	399,000	399,000
Income taxes payable	621,410	452,773
Total Current Liabilities	1,584,351	1,269,432

Deferred tax liability	184,003	153,453
Derivative warrant liabilities	214,725	214,725
Deferred underwriting commission	7,787,500	7,787,500
Total liabilities	9,770,579	9,425,110

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 22,250,000 shares at March 31, 2023 and December 31, 2022 (at redemption value of $10.32 and $10.25 per share, respectively)	229,532,636	228,122,408

Stockholders’ deficit:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 22,250,000 at March 31, 2023 and December 31, 2022. subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,562,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	556	556
Additional paid-in capital	-	-
Accumulated deficit	(7,858,082)	(7,912,739)
Total Stockholders’ Deficit	(7,857,526)	(7,912,183)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$231,445,689	$229,635,335

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
EXPENSES
Administration fee - related party	$30,000	$30,000
General and administrative	433,008	521,793
TOTAL EXPENSES	463,008	551,793

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	2,427,082	21,452
Transaction costs allocable to derivative warrant liabilities	-	(25,112)
Change in fair value of derivative liabilities	-	6,227,025
TOTAL OTHER INCOME	2,427,082	6,223,365

Income before provision for income taxes	1,964,074	5,671,572

Provision for income taxes	(499,187)	-

Net income	$1,464,887	$5,671,572

Weighted average number of shares of Class A common stock outstanding, basic and diluted	22,250,000	22,100,000
Basic and diluted net income per share of Class A common stock	$0.05	$0.21

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,562,500	5,525,000
Basic and diluted net income per share of Class B common stock	$0.05	$0.21

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,562,500	$556	$-	$(7,912,739)	$(7,912,183)

Remeasurement of Class A common stock to redemption value	-	-	-	(1,410,230)	(1,410,230)

Net income	-	-	-	1,464,887	1,464,887
Balance as of March 31 , 2023	5,562,500	$556	$-	$(7,858,082)	$(7,857,526)

	Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	5,750,000	$575	$-	$(15,738,425)	$(15,737,850)

Forfeiture of Class B common stock	(187,500)	(19)	19	-	-

Proceeds in excess of fair value of Private Placement Warrants	-	-	401,625	-	401,625

Remeasurement of Class A common stock to redemption value	-	-	(401,644)	1,373,663	(1,775,307)

Net income	-	-	-	5,671,572	5,671,572
Balance as of March 31, 2022	5,562,500	$556	$-	$(11,440,516)	$(11,439,960)

JACKSON ACQUISITION COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net income	$1,464,887	$5,671,572
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Investments held in Trust Account	(2,427,082)	(21,452)
Transaction costs allocable to derivative warrant liabilities	-	25,112
Change in fair value of derivative warrant liabilities	-	(6,227,025)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	78,173	9,216
Other assets	-	93,690
Accounts payable and accrued expenses	146,282	(585,654)
Deferred taxes	30,550	-
Income taxes payable	168,637	-
Net Cash Used In Operating Activities	(538,553)	(1,034,541)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	-	(22,837,500)
Interest released from Trust Account for tax payments	367,664	-
Net Cash Used In Investing Activities	367,664	(22,837,500)

Cash Flows From Financing Activities:
Proceeds from sale of Units in exercise of underwriter over-allotment option, net of underwriting fee	-	22,050,000
Proceeds from sale of Private Placement Warrants	-	787,500
Payment of offering costs	-	(11,768)
Net Cash Provided By Financing Activities	-	22,825,732

Net change in cash	(170,889)	(1,046,309)

Cash at beginning of period	305,115	1,923,321
Cash at end of period	$134,226	$877,012

Supplemental disclosure of non-cash financing activities:

Deferred underwriters’ commissions	$-	$787,500
Initial classification of fair value of Public and Private warrants	$-	$937,125
Initial classification of common stock subject to redemption	$-	$22,837,500
Remeasurement of Class A common stock to redemption value	$1,410,230	$1,373,663

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and search for a target for an initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,255,861 consisting of $4,450,000 of underwriting fees, $7,787,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $1,018,361 of other offering costs related to the Initial Public Offering. Cash of $134,226 was held outside of the Trust Account on March 31, 2023 and was available for working capital purposes. As described in Note 6, the $7,787,500 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months (or 21 months if extended) from the closing of the Initial Public Offering.

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

Going Concern Consideration

At March 31, 2023, the Company had cash outside of trust of $134,226 and a working capital deficit of $1,159,915. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. As a result of the subsequent event disclosed in NOTE 10, these financial statements have been adjusted as disclosed.

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

Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $134,226 and $305,115 as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had $231.0 million and $229.0 million in investments in treasury securities held in the Trust Account, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 22,250,000 shares of Class A common stock subject to possible redemption in the amount of $229,532,636 and $228,122,408, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$228,122,408
Remeasurement of carrying value to redemption value	1,410,228
Class A common stock subject to possible redemption at March 31, 2023	$229,532,636

At December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$203,000,000
Gross proceeds of overallotment option partial exercise on January 6, 2022	22,500,000
Less:
Transaction costs allocated to Class A common stock	(1,307,317)
Proceeds allocated to Public Warrants	(551,250)
(1,858,567)

Plus:
Expiration of overallotment liability	420,760
Remeasurement of carrying value to redemption value	4,060,215
4,480,975
Class A common stock subject to possible redemption at December 31, 2022	$228,122,408

Net income per share

Net income loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (per common share is the same as basic earnings per common share for the periods presented. As of March 31, 2023, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$1,171,910	$4,537,258
Denominator: Basic and diluted weighted average shares outstanding	22,250,000	22,100,000
Basic and diluted net income per share, Class A Common Stock	$0.05	$0.21

Class B Non-redeemable common stock
Numerator: Income allocable to Class B common stock	$292,977	$1,134,314
Denominator: Basic and diluted weighted average shares outstanding	5,562,500	5,525,000
Basic and diluted net income per share, Class B Common Stock	$0.05	$0.21

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 25.4% for the three months ended March 31, 2023, and 0% for the three months ended March 31, 2022. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2023, due to changes in accrued investment income and the valuation allowance on the deferred tax assets.

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On March 31, 2023, the Public Warrants were valued using the publicly available price. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the close of the Initial Public Offering, the Company recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the close of the partial exercise of the over-allotment option, the Company recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

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

NOTE 5 - RELATED PARTIES

Founder Shares

During the period ended March 31, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In March 2021, the Sponsor transferred 115,000 Founder Shares to the Company’s director nominees and one of its officers, resulting in the Sponsor holding 8,510,000 Founder Shares. On November 22, 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in there being an aggregate of 5,750,000 Founder Shares outstanding, of which 750,000 were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised , so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the partial exercise of the underwriter’s over-allotment option. Upon the partial exercise of the over-allotment option by the underwriters, 187,500 shares of Class B common stock were forfeited and 5,562,500 were outstanding at March 31, 2023.

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

General and Administrative Services

Commencing on the date the Units were first listed on the New York Stock Exchange, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $30,000 in management fees . As of March 31, 2023 and December 31, 2022, $5,806 was outstanding.

Promissory Note - Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

Vendor Agreements

As of March 31, 2023 and December 31, 2022, the Company had incurred unpaid legal fees related to the Initial Public Offering of approximately $473,200, which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of shares of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding. As of March 31, 2023 and December 31, 2022, there were 22,250,000 shares of Class A common stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,562,500 shares of Class B common stock issued and outstanding.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	Level	December 31, 2022

Assets:
Investments held in Trust Account	1	$231,021,253	1	$228,961,837

Liabilities:
Warrant liability - Private Placement Warrants	3	$103,475	3	$103,475
Warrant liability - Public Warrants	1	$111,250	1	$111,250

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

As of March 31, 2023, the Public Warrants were valued using market prices and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2023, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies to estimate the volatility for the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2022	$103,475
Change in fair value of derivative warrant liabilities	-
Balance, fair value at March 31, 2023	$103,475

The key inputs into the Monte Carlo simulation model were as follows for the measurement of the Private Placement Warrants:

	March 31, 2023	December 31, 2022
Stock price	$10.30	$10.11
Exercise price	$11.50	$11.50
Risk-free interest rate	3.60%	3.99%
Expected life of warrants	5.24 years	5.35 years
Expected volatility of underlying shares	1.00%	1.00%
Dividend yield	0%	0%
Probability of business combination	1%	1%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Over-allotment Liability	Total
Fair value at December 31, 2022	$103,475	$111,250	$-	$214,725
Change in fair value	-	-	-	-
Fair value at March 31, 2023	103,475	111,250	-	214,725

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 10, 2023, the Company issued a press release announcing that it intends to redeem all of its outstanding shares of Class A common stock that were included in the Units issued in the Initial Public Offering, effective as of the close of business on June 13, 2023, as the Company does not expect to complete an initial business combination by June 13, 2023 and the Company’s sponsor has determined that it will not make an additional contribution to the Company’s trust account required in order to extend the June 13, 2023 deadline under the Company’s Amended and Restated Certificate of Incorporation for the Company to complete an initial business combination.  Accordingly, the amortization period for certain prepaid expenses has been revised which increased reported general and administrative expenses by $60,762 for the three months ended March 31, 2023.  Additionally, the remeasurement of the carrying value to redemption value of the Class A common stock subject to possible redemption at March 31, 2023 was adjusted by $100,000 for the anticipated withdrawal of funds from the trust account for liquidation and dissolution expenses, as allowed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our historical condensed financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

As of March 31, 2023, we had cash of $134,226 and a working capital deficit of $1,159,915.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2021 (inception) through March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, and the search for a target company for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, except for the subsequent event disclosed in the notes to our condensed financial statements. We have incurred and may continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). On May 10, 2023, the Company issued a press release announcing that it intends to redeem all of its outstanding shares of Class A common stock that were issued in the Units in the Initial Public Offering, effective as of the close of business on June 13, 2023, as the Company does not expect to complete an initial business combination by June 13, 2023 and the Company’s sponsor has determined that it will not make an additional contribution to the Company’s trust account required in order to extend the June 13, 2023 deadline under the Company’s Amended and Restated Certificate of Incorporation for the Company to complete an initial business combination.

For the three months ended March 31, 2023, we had a net income of $1,464,887, which consists of interest income on marketable securities held in the trust account of $2,427,082 offset by operating costs of $463,008, which included $60,762 in increased expenses due to the subsequent event noted above. In addition, the Company recorded an income tax provision of $499,187.

For the three months ended March 31, 2022 we had a net income of $5,671,572, which consists of a gain in fair value of the derivative warrant liabilities of $6,227,025 and interest income on marketable securities held in the trust account of $21,452 offset by operating costs of $551,793 and transaction costs related to derivative warrant liabilities of $25,112.

Liquidity and Capital Resources and Going Concern

Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B Common Stock by our sponsor and loans from our sponsor, as described in Note 1 to our financial statements. In connection with the IPO, including the underwriter’s exercise of its overallotment option on January 6, 2022, and Private Placements, an aggregate of $225,837,500 in proceeds was placed in the Trust Account. As of March 31, 2023, the Trust Account had a balance of $231,021,253. The funds in the Trust Account have been or will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account (net of redemptions, deferred underwriting commissions and amounts used to pay expenses) may be available to be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2023, net cash used in operating activities was $538,553. Net income was $1,464,877 primarily as a result of investment income on the Trust account investments. These amounts were partially offset by operating expenses and income taxes. Net cash provided by changes in operating assets and liabilities was $423,642. For the three months ended March 31, 2022, net cash used in operating activities was $1,034,541. Net income was $5,671,572 primarily as a result of the gain in fair value of the derivative warrant liabilities of $6,227,025 and interest income of $21,452. These amounts were offset by transaction costs related to derivative warrant liabilities of $25,112. Net cash used for changes in operating assets and liabilities was $482,748.

For the three months ended March 31, 2023, net cash provided from investing activities of $367,664 was the result of withdrawals from the trust account for taxes. For the three months ended March 31, 2022, net cash used in investing activities of $22,837,500 was the result of the amount of net proceeds from the exercise of the underwriter’s overallotment option and Private Placements being deposited into the Trust Account.

For the three months ended March 31, 2022, net cash provided from financing activities of $22,825,732 was the result of the amount of net proceeds from our overallotment transaction of $22,050,000 and Private Placements of $787,500, partially offset by the $11,768 in payment of offering costs.

As of March 31, 2023, we held $134,226 outside the Trust Account and had a working capital deficit of $1,159,915. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if we are unsuccessful in consummating an initial business combination within 18 months (or up to 21 months if we extend the period of time to consummate a business combination) from the closing of our Initial Public Offering, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Due to the subsequent event discussed above, our condensed balance sheet as of March 31, 2023 was adjusted to reflect the $100,000 for the anticipated withdrawal of trust funds, as allowed, for liquidation and dissolution expenses recorded in the remeasurement of the carrying value to redemption value of the Class A common stock subject to possible redemption at March 31, 2023.

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

Commitments and Contractual Obligations

For the three months ended March 31, 2023, we did not have any long-term debt obligations, capital lease obligations or operating lease obligations.

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

Vendor Agreements

As of March 31, 2023 and December 31, 2022, we had incurred unpaid legal fees related to the Initial Public Offering of approximately  $473,200 which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for the Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, the 22,250,000 shares of Class A Common Stock subject to possible redemption in the amount of $229,532,636 is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented. As of March 31, 2023, the Public Warrants and Private Warrants are exercisable to purchase an aggregate of 11,125,000 and 10,347,500 shares of Class A common stock, respectively.

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

Warrant Instruments

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants. On March 31, 2023, the Public Warrants were valued using market price. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants at the closing of the Initial Public Offering, we recorded a charge to the statement of operations at December 31, 2021 of $3,059,200 for the excess fair value of private warrant liabilities over the proceeds received. Upon issuance of the Private Placement Warrants at the closing of the partial exercise of the over-allotment option, we recorded $401,625 to additional paid in capital for the excess proceeds received over fair value of private warrant liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments and income taxes, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards by creating and utilizing a financial instrument checklist that enhances our process as it provides prompts and questions to consider to help identify new complex financial instruments as well as any need for changes in proper accounting treatment. We can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operation or financial conditions.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On May 10, 2023, we issued a press release announcing that we will redeem all of our outstanding shares of Class A common stock that were included in the Units issued in the Initial Public Offering, effective as of the close of business on June 13, 2023, as we will not consummate an initial business combination within the time period required by our Amended and Restated Certificate of Incorporation.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed* or Furnished** Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-41128	December 14, 2021	3.1
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-254727	May 12, 2021	3.4
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)					*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jackson Acquisition Company

May 12, 2023	By:	/s/ Richard L. Jackson
Name: Richard L. Jackson
Title: Chief Executive Officer

May 12, 2023	By:	/s/ Douglas B. Kline
Name: Douglas B. Kline
Title: Chief Financial Officer